Form 10-Q
period 2015-03-31
Inovalon Holdings, Inc.
filed 2015-05-08
CIK 1619954

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-36841

INOVALON HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	47-1830316 (I.R.S. Employer Identification No.)
4321 Collington Road, Bowie, Maryland (Address of principal executive offices)	20716 (Zip Code)

(301) 809-4000
Registrant's telephone number, including area code

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        As of May 7, 2015, the registrant had 25,364,803 shares of Class A common stock outstanding and 122,291,520 shares of Class B common stock outstanding.

INOVALON HOLDINGS, INC.

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2015

PART I—FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

INOVALON HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value amounts)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$793,114	$162,567
Accounts receivable (net of allowances of $1,420 and $1,827 at March 31, 2015 and December 31, 2014, respectively)	65,641	43,938
Prepaid expenses and other current assets	5,738	6,015
Income tax receivable	—	6,797
Deferred income taxes	476	491

Total current assets	864,969	219,808
Non-current assets:
Property, equipment and capitalized software, net	52,347	50,962
Goodwill	62,269	62,269
Intangible assets, net	6,905	7,447
Other assets	1,941	2,083

Total assets	$988,431	$342,569

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$10,937	$10,974
Accrued compensation	8,423	15,305
Other current liabilities	2,667	1,992
Deferred revenue	4,517	3,904
Income tax payable	2,554	—
Deferred rent	606	567
Credit facilities	17,500	18,750
Capital lease obligation	96	99

Total current liabilities	47,300	51,591
Non-current liabilities:
Credit facilities, less current portion	277,500	281,250
Capital lease obligation, less current portion	145	168
Deferred rent	2,471	2,619
Deferred income taxes	14,655	15,163

Total liabilities	342,071	350,791

Commitments and contingencies (Note 7)
Stockholders' equity (deficit):
Common stock, $0.000005 par value, 900,000,000 shares authorized, zero shares issued and outstanding at each of March 31, 2015 and December 31, 2014, respectively	—	—
Class A common stock, $0.000005 par value, 750,000,000 shares authorized, 25,364,803 and 11,109,285 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	—	—
Class B common stock, $0.000005 par value, 150,000,000 shares authorized, 122,257,145 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	1	1
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, zero shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	—	—
Additional paid-in-capital	451,123	110,317
Retained earnings	195,236	181,477
Treasury stock, at cost, zero shares at March 31, 2015 and 11,109,285 at December 31, 2014	—	(300,017)

Total stockholders' equity (deficit)	646,360	(8,222)

Total liabilities and stockholders' equity (deficit)	$988,431	$342,569

See notes to consolidated financial statements.

INOVALON HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per-share amounts)

	Three Months Ended March 31,
	2015	2014
Revenue	$93,633	$84,674
Expenses:
Cost of revenue	31,851	28,587
Sales and marketing	1,850	1,333
Research and development	5,411	6,048
General and administrative	24,258	19,934
Depreciation and amortization	4,915	4,855

Total operating expenses	68,285	60,757

Income from operations	25,348	23,917

Other income and (expenses):
Interest income	8	2
Interest expense	(1,103)	(13)

Income before taxes	24,253	23,906
Provision for income taxes	10,494	9,349

Net income	$13,759	$14,557

Basic net income per share	$0.10	$0.11

Diluted net income per share	$0.10	$0.11

Weighted average shares of common stock outstanding:
Basic	135,331	134,645

Diluted	138,902	136,776

See notes to consolidated financial statements.

INOVALON HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited, in thousands, except share amounts)

					Issued Class A Common Stock		Issued Class B Common Stock
	Preferred Stock		Common Stock						Treasury Stock				Total Stockholders' Equity (Deficit)
											Additional Paid-in Capital	Retained Earnings
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance—December 31, 2014	—	$—	—	$—	11,109,285	$—	122,257,145	$1	(11,109,285)	$(300,017)	$110,317	$181,477	$(8,222)
Issuance of common stock upon initial public offering, net of offering costs	—	—	—	—	14,255,518	—	—	—	—	—	359,170	—	359,170
Issuance of treasury stock upon initial public offering, net of offering costs	—	—	—	—	—	—	—	—	11,109,285	300,017	(20,115)	—	279,902
Stock compensation expense	—	—	—	—	—	—	—	—	—	—	1,751	—	1,751
Net income	—	—	—	—	—	—	—	—	—	—	—	13,759	13,759

Balance—March 31, 2015	—	$—	—	$—	25,364,803	$—	122,257,145	$1	—	$—	$451,123	$195,236	$646,360

See notes to consolidated financial statements.

INOVALON HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$13,759	$14,557
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	1,751	386
Employee stock purchase plan expense	21	—
Depreciation	4,373	3,322
Amortization of intangibles	542	1,533
Deferred income taxes	(493)	620
Loss on disposal of long-lived assets	4	5
Changes in assets and liabilities:
Accounts receivable	(21,703)	(20,804)
Prepaid expenses and other current assets	277	(1,020)
Income taxes receivable	6,797	4,772
Other assets	(171)	(846)
Accounts payable	(1,685)	311
Accrued compensation	(6,368)	(867)
Other liabilities	655	389
Deferred rent	(109)	15
Deferred revenue	613	105
Income taxes payable	2,554	3,662

Net cash provided by operating activities	817	6,140

Cash flows from investing activities:
Purchases of property and equipment	(1,338)	(1,619)
Investment in capitalized software	(5,158)	(4,475)

Net cash used in investing activities	(6,496)	(6,094)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of underwriters' discount	362,082	—
Proceeds from issuance of treasury stock, net of underwriters' discount	282,172	—
Payment of offering costs	(3,002)	—
Repayment of credit facility borrowings	(5,000)	—
Dividends paid	—	(2,730)
Capital lease obligations paid	(26)	(33)
Proceeds from exercise of stock options	—	57

Net cash provided by (used in) financing activities	636,226	(2,706)

Increase (decrease) in cash and cash equivalents	630,547	(2,660)
Cash and cash equivalents, beginning of period	162,567	110,594

Cash and cash equivalents, end of period	$793,114	$107,934

Supplementary cash flow disclosure:
Cash paid during the period for:
Income taxes, net of refunds	$1,583	$190
Interest	1,076	—
Non-cash investing activities:
Capital lease obligations incurred	—	19
Accounts payable for purchases of and investment in property, equipment and capitalized software	1,557	403
Accrued compensation for investment in capitalized software	464	276
Offering costs not yet paid	2,180	—

See notes to consolidated financial statements.

INOVALON HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared by Inovalon Holdings, Inc. (the "Company") in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial reporting and as required by Rule 10-01 of Regulation S-X. Accordingly, the unaudited consolidated financial statements may not include all of the information and notes required by GAAP for audited financial statements. In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of items of a normal and recurring nature, necessary to present fairly the Company's financial position as of March 31, 2015 and the results of operations and cash flows for the three month periods ended March 31, 2015 and 2014. The results of operations for the three month period ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities, disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. Significant estimates made by management include, but are not limited to: revenue recognition, specifically selling prices associated with the individual elements in multiple element arrangements; accounts receivable allowances; estimates of the fair value of the Company's pre-IPO common stock and the related estimates of the fair value of stock-based awards; fair value of intangibles and goodwill; depreciable lives of property, equipment and capitalized software; and useful lives of intangible assets. Actual results could differ from management's estimates, and such differences could be material to the Company's consolidated financial position and results of operations.

        On February 18, 2015, the Company completed its initial public offering (IPO) of 22,222,222 shares of Class A common stock and, upon the underwriters' exercise of their option to purchase additional shares, issued an additional 3,142,581 shares of Class A common stock for a total of 25,364,803 shares issued. All of the shares issued in the IPO were primary shares offered by the Company as none of the Company's stockholders sold any shares in the IPO. The offering price of the shares sold in the IPO was $27.00 per share, resulting in net proceeds to the Company, after underwriters' discounts and commissions and other expenses, payable by the Company, of approximately $639.1 million.

        The Company is a leading technology company that combines advanced cloud-based data analytics and data-driven intervention platforms to achieve meaningful impact in clinical and quality outcomes, utilization, and financial performance across the healthcare landscape. The value that the Company delivers to its clients is achieved by turning data into insights and those insights into action. Through the Company's large proprietary datasets, advanced integration technologies, sophisticated predictive analytics, and deep subject matter expertise, the Company delivers seamless, end-to-end platforms that bring the benefits of big data and large-scale analytics to the point of care. The Company's analytics platforms identify gaps in care, quality, data integrity, and financial performance, in its clients' datasets. The Company's data-driven intervention platforms enable clients to take the insights derived from the analytics and implement unique, patient-level solutions, drive impact and enhance patient engagement.

INOVALON HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(in thousands)

        Comprehensive Income—The Company's net income equals comprehensive income for all periods presented as the Company has no components of other comprehensive income. No accumulated comprehensive income has been recorded for any of the periods presented.

        Deferred IPO Issuance Costs—The Company capitalizes IPO costs, which primarily consist of direct incremental legal and accounting fees relating to the IPO. The IPO issuance costs were offset against IPO proceeds directly following the consummation of the offering that occurred during February 2015. As of March 31, 2015 there were no deferred IPO issuance costs and as of December 31, 2014, there was $2,888 deferred as prepaid expenses and other current assets.

        Recently Issued Accounting Standards—In May 2014, the Financial Accounting Standards Board ("FASB") issued updated guidance on revenue from contracts with customers. This revenue recognition guidance supersedes existing GAAP guidance, including most industry-specific guidance. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance identifies steps to apply in achieving this principle. This updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. On April 1, 2015, the FASB proposed deferring the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. The Company is currently evaluating the potential impact of this guidance on the Company's financial disclosures and results, including whether the Company elects retrospective, or modified retrospective, method adoption.

        In April 2015, the FASB issued Accounting Standards Update No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs." This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on the Company's financial disclosures and results.

3. NET INCOME PER SHARE (in thousands, except per share amounts)

        Holders of all outstanding classes of common stock participate ratably in earnings on an identical per share basis as if all shares were a single class. Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares of common stock, Class A common stock and Class B common stock outstanding during the period. Diluted EPS is computed by dividing net income by the sum of the weighted average number of shares of common stock outstanding and potentially dilutive securities outstanding during the period under the treasury stock method.

        Potentially dilutive securities include stock options and restricted stock units ("RSUs").

        Under the treasury stock method, dilutive securities are assumed to be exercised at the beginning of the periods and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Securities are excluded from the computations of diluted earnings per share if their effect would be anti-dilutive to EPS.

INOVALON HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. NET INCOME PER SHARE (in thousands, except per share amounts) (Continued)

        The following table reconciles the weighted average shares outstanding for basic and diluted EPS for the periods indicated:

	Three Months Ended March 31,
	2015	2014
Net income	$13,759	$14,557
Weighted average shares used in computing basic net income per share	135,331	134,645

Net income per share—basic	$0.10	$0.11

Net income	13,759	14,557
Weighted average shares used in computing basic net income per share	135,331	134,645
Effect of dilutive stock options	3,482	2,131
Effect of dilutive RSUs	89	—

Weighted average shares used in computing diluted net income per share	138,902	136,776

Net income per share—diluted	$0.10	$0.11

        The computation of diluted EPS does not include 23 and zero unvested RSUs, on a weighted average basis, for the three months ended March 31, 2015 and 2014, respectively, because their inclusion would have an anti-dilutive effect on EPS under the treasury stock method.

        During September 2014, the Company completed a holding company reorganization. As part of the reorganization, the Company implemented a multi-class stock structure. The Company has retrospectively presented the impact on EPS of this reorganization by calculating EPS based on the newly authorized, issued and outstanding Class A and Class B common stock. Class A and Class B common stock shares were outstanding during the three months ended March 31, 2015. Only shares of Class B common stock were outstanding during the three months ended March 31, 2014.

INOVALON HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. PROPERTY, EQUIPMENT AND CAPITALIZED SOFTWARE (in thousands)

        Property, equipment and capitalized software consisted of the following:

	March 31, 2015	December 31, 2014
Office and computer equipment	$24,358	$23,844
Leasehold improvements	12,028	11,999
Purchased software	10,400	9,916
Capitalized software	43,619	39,432
Furniture and fixtures	4,978	4,894
Land	390	390
Building	1,750	1,750
Work in process	3,218	2,917

Total	100,741	95,142
Less: accumulated depreciation and amortization	(48,394)	(44,180)

Property, equipment and capitalized software, net	$52,347	$50,962

        The Company leases certain office equipment under capital lease agreements, with bargain purchase options at the end of the lease term. Leased office equipment included in property and equipment and capitalized software, net, at March 31, 2015 and December 31, 2014 was $766 and $961, respectively.

        Depreciation expense for the three months ended March 31, 2015 and 2014 was $4,373 and $3,322, respectively. Amortization of the capital leases included in depreciation expense was $27 and $22 for the three months ended March 31, 2015 and 2014, respectively. At March 31, 2015 and December 31, 2014, the Company had unamortized capitalized software costs, including costs classified as work in progress, of $30,406 and $28,417, respectively.

        At March 31, 2015 and December 31, 2014, work in process consisted primarily of purchased software licenses, computer equipment, and capitalized software, which was not placed into service.

5. GOODWILL AND INTANGIBLE ASSETS (in thousands, except years)

Goodwill

        There was no change in the carrying amount of goodwill during the three months ended March 31, 2015.

INOVALON HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. GOODWILL AND INTANGIBLE ASSETS (in thousands, except years) (Continued)

Intangible Assets

        Intangible assets were as follows:

	March 31, 2015
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (years)
Proprietary software technologies	$16,077	$(16,077)	$—	—
Trademark	360	(360)	—	—
Database	6,500	(3,609)	2,891	4.5
Customer relationships	13,650	(9,636)	4,014	10.2

Total	$36,587	$(29,682)	$6,905

	December 31, 2014
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (years)
Proprietary software technologies	$16,077	$(15,796)	$281	0.3
Trademark	360	(360)	—	—
Database	6,500	(3,447)	3,053	4.8
Customer relationships	13,650	(9,537)	4,113	10.4

Total	$36,587	$(29,140)	$7,447

        Amortization expense for the three months ended March 31, 2015 and 2014 was $542 and $1,533, respectively.

        Estimated future amortization expense of intangible assets, based upon the Company's intangible assets at March 31, 2015, is as follows:

Year ending December 31:	Amount
Remainder of 2015	$783
2016	1,044
2017	1,044
2018	1,044
2019	814
Thereafter	2,176

Total	$6,905

6. CREDIT FACILITIES (in thousands)

        On September 19, 2014, the Company entered into a Credit and Guaranty Agreement, with a group of lenders including Goldman Sachs Bank USA, as administrative agent, to provide credit facilities in the aggregate maximum principal amount of $400,000, consisting of a senior unsecured term

INOVALON HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. CREDIT FACILITIES (in thousands) (Continued)

loan facility in the original principal amount of $300,000 (the "Term Loan Facility"), and a senior unsecured revolving credit facility in the maximum principal amount of $100,000 (the "Revolving Credit Facility"), (together with the Term Loan Facility, the "Credit Facilities").

        Credit facilities consisted of the following:

	March 31, 2015	December 31, 2014
Revolving Credit Facility	$—	$—
Term Loan Facility	295,000	300,000

Total Credit Facilities	295,000	300,000
Less: current portion	17,500	18,750

Non-current Credit Facilities	$277,500	$281,250

        The Revolving Credit Facility, with a maximum principal amount of $100,000, became available to the Company on February 18, 2015, upon the consummation of its IPO.

        As of, March 31, 2015 and December 31, 2014, the Company was in compliance with the financial covenants of the Credit Facilities.

        Scheduled maturity of the Credit Facilities as of March 31, 2015 follows:

Year ending December 31:	Amount
(Remainder of) 2015	$13,750
2016	15,000
2017	30,000
2018	45,000
2019	191,250

Total	$295,000

        During the three months ended March 31, 2015, the Company paid $5,000 for the scheduled maturity of the outstanding principal on the Credit Facilities.

INOVALON HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. COMMITMENTS AND CONTINGENCIES (in thousands)

        Operating Leases—The Company leases office space under operating lease arrangements, some of which contain renewal options. Future non-cancellable lease payments as of March 31, 2015 were as follows:

Year ending December 31,	Amount
(Remainder of) 2015	$4,866
2016	6,295
2017	6,073
2018	4,855
2019	844

Total	$22,933

        Total expense under operating leases was $1,627, and $1,887 during the three months ended March 31, 2015 and 2014, respectively. Certain operating leases contain rent escalation clauses, which are recorded on a straight-line basis over the initial term of the lease, with the difference between the rent paid and the straight-line rent recorded as a deferred rent liability. Lease incentives received from landlords are recorded as deferred rent liabilities and are amortized on a straight-line basis over the lease term as a reduction to rent expense. The deferred rent liability was $3,077 and $3,186 at March 31, 2015 and December 31, 2014, respectively.

        Capital Leases—The total capital lease liability at March 31, 2015 and December 31, 2014 was $241 and $267, respectively, which approximates fair value due to the short duration of the obligations.

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

8. STOCK-BASED COMPENSATION (in thousands, except share and per share amounts, and percentages)

        On February 18, 2015, the date of the completion of the Company's IPO, the Company's 2015 Omnibus Incentive Plan (the "2015 Plan") became effective. The 2015 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), to the Company's employees and any parent and subsidiary employees, and for the grant of non-qualified stock options, stock appreciation rights, restricted stock, RSUs, dividend

INOVALON HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. STOCK-BASED COMPENSATION (in thousands, except share and per share amounts, and percentages) (Continued)

equivalent rights, cash-based awards (including annual cash incentives and long-term cash incentives), and any combination thereof to the Company's employees, directors, and consultants and to employees, directors, and consultants of certain affiliated entities. The Company has reserved for issuance under the 2015 Plan shares of its Class A common stock equal to the sum of: (i) 7,335,430 shares of Class A common stock; and (ii) the number of shares of its Class A common stock in respect of the number of shares of its common stock underlying awards granted under the Company's 2007 Long-Term Incentive Plan, which was terminated upon completion of the IPO (6,940,055 as of March 31, 2015) that are forfeited, canceled, or expire (whether voluntarily or involuntarily).

Restricted Stock Units

        On March 5, 2015, the Company granted 76,273 RSUs pursuant to the 2015 Plan. The awards granted vest ratably over five years on each anniversary of the award grant date and upon vesting the Company will deliver to the holder shares of the Company's Class A common stock under the 2015 Plan. Pursuant to the terms of the awards, any unvested shares terminate upon the RSU holders' separation from the Company. The grant date fair value of the RSUs was $2,337, in aggregate, or $30.64 per RSU. The Company will recognize share-based compensation expense following the straight-line method, net of estimated forfeitures over the requisite service period. The Company estimates future forfeitures at the date of grant and revises the estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Employee Stock Purchase Plan

        On February 18, 2015, the date of the completion of the Company's IPO, the 2015 Employee Stock Purchase Plan ("2015 ESPP") became effective. The 2015 ESPP provides for six-month purchase periods (commencing each March 1 and September 1) and that the purchase price for shares of Class A common stock purchased under the 2015 ESPP will be 85% of the fair market value of the Company's Class A common stock on the last day of the applicable offering period. Eligible employees will be able to select a rate of payroll deduction between 1% and 15% of their base cash compensation subject to a maximum payroll deduction per offering period of $7,500. The 2015 ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Code. The Company reserved 1,833,857 shares of Class A common stock for issuance under the 2015 ESPP.

INOVALON HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. STOCK-BASED COMPENSATION (in thousands, except share and per share amounts, and percentages) (Continued)

        For the three months ended March 31, 2015 and 2014, the Company recorded stock-based compensation expense of $1,772 and $386, respectively. Stock-based compensation expense was included in operating expenses as follows:

	Three Months Ended March 31,
	2015	2014
Cost of revenue	$28	$—
Sales and marketing	15	—
Research and development	362	—
General and administrative	1,367	386

Total stock-based compensation expense	$1,772	$386

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission (the "SEC") on March 31, 2015. Unless we otherwise indicate or the context requires, references to the "Company," "Inovalon," "we," "our," and "us" refer to Inovalon Holdings, Inc. and its consolidated subsidiaries.

Note Regarding Forward-Looking Statements

        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements contained in this Quarterly Report other than statements of historical fact, including but not limited to statements regarding our future results of operations and financial position, our business strategy and plans, market growth, and our objectives for future operations, are forward-looking statements. The words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect," and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

        Forward-looking statements are only current predictions and are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from those anticipated by such statements. These factors include, among other factors, those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, under the heading Part I, Item 1A, "Risk Factors".

        You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. We are under no duty to, and we disclaim any obligation to, update any of these forward- looking statements after the date of this Quarterly Report or to conform these statements to actual results or revised expectations.

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

        We generate the substantial majority of our revenue through the sale or subscription licensing of our cloud-based data analytics and data-driven intervention platform services. Since our inception, we have experienced significant growth.

        Our revenue for the three months ended March 31, 2015, was $93.6 million, representing 11% growth over the three months ended March 31, 2014. Net income for the three months ended March 31, 2015 was $13.8 million, representing 14.7% of revenue. For the three months ended March 31, 2015, we generated Adjusted EBITDA of $32.0 million, representing a 9% increase over the same period in the prior year and a 34.2% Adjusted EBITDA margin. Non-GAAP Net Income for the three months ended March 31, 2015 was $15.1 million, representing 16.1% of revenue. Adjusted EBITDA, Adjusted EBITDA margin, and Non-GAAP Net Income are measures that are not presented in accordance with GAAP. For a reconciliation of net income to Adjusted EBITDA and Non-GAAP Net Income, and definitions of the measures including why they are useful, see "Non-GAAP Financial Measures," provided below.

        On February 18, 2015, we completed our initial public offering (IPO) of 22,222,222 shares of Class A common stock and, upon the underwriters' exercise of their option to purchase additional shares, issued an additional 3,142,581 shares of Class A common stock for a total of 25,364,803 shares issued. All of the shares issued in the IPO were primary shares offered by us as none of our stockholders sold any shares in the IPO. The offering price of the shares sold in the IPO was $27.00 per share, resulting in net proceeds to us, after underwriters' discounts and commissions and other expenses payable by us, of $639.1 million. Our Class A common stock is currently traded on the NASDAQ Global Select Market under the symbol "INOV."

 Quarterly Key Metrics

        We review certain metrics quarterly, including the key metrics shown in the table below. We believe that these metrics are indicative of our overall level of analytical activity and the underlying growth in our business.

	As of March 31,
	2015	2014
Quarterly Key Metrics (in thousands)(1)(5):
MORE[2] Registry® dataset metrics
Unique patient count(2)	121,918	111,390
Medical event count(3)	9,656,623	8,572,846
Trailing 12 month Patient Analytics Months (PAM)(4)	17,829,812	13,616,461

(1)
MORE2 Registry® dataset metrics and Trailing 12 month PAM, each of which is presented in the table, are key operating metrics that management uses to assess our level of operational activity. While we believe that each of these metrics is indicative of our overall level of analytical activity and the underlying growth in our business, increases or decreases in these metrics do not necessarily correlate to proportional increases or decreases in revenue, Adjusted EBITDA, net income or Non-GAAP Net Income. For instance, although increased levels of analytical activity historically have corresponded to increases in revenue over the long term, differences in fees charged for different analytical packages exist and differences in how analytics trigger the applicability of our data-driven intervention platforms may result in increases in analytical activity that do not result in proportional increases in revenue, Adjusted EBITDA, net income or Non-GAAP Net Income (and vice versa). Accordingly, while we believe the presentation of these operating metrics is helpful to investors in understanding our business; these metrics have limitations and should not be considered as substitutes for analysis of our financial results reported under GAAP. In addition, we believe that other companies, including companies in our industry, do not present similar operating metrics and that there is no commonly accepted method of calculating these metrics, which may reduce their usefulness as comparative measures.

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

(4)
PAM is defined as the sum of the analytical processes performed on each respective patient within patient populations covered by clients under contract. As used in the metric, an "analytical process" is a distinct set of data calculations undertaken by us which is initiated and completed by our analytical platform to examine a specific question such as whether a patient is believed to have a condition such as diabetes, or worsening of the disease, during a specific time period.

(5)
Patient population statements of work and data analytics and data-driven intervention revenue mix are annual metrics; as such we provide these metrics on an annual basis.

Trends and Factors Affecting Our Future Performance

        A number of factors influence our growth and performance. We see many of these factors as being more quantitatively driven, such as the rate of growth of the underlying data counts within our datasets, the ongoing investment in innovation, and our level of analytical activity. Additionally, there are several factors that influence our growth and performance that are less quantitatively driven, including seasonality, macro-economic forces, and trends within healthcare (such as payment models, incentivization, and regulatory oversight), that can be driven by changes in federal and state laws and regulations, as well as private sector market forces.

        Growth of Datasets.    Healthcare costs in the United States have been increasing significantly for many years. This rise in healthcare costs has driven a broad transition from consumption-based payment models to quality and value-based payment models across the healthcare landscape. As a result, the specific disease and comorbidity status, clinical and quality outcomes, resource utilization, and care details of the individual patient have become increasingly relevant to the various constituents across the healthcare delivery system. Concurrently, the count and complexity of diseases, diagnostics, and treatments—as well as payment models and regulatory oversight requirements—have soared. In this setting, granular data has become critical to determining and improving quality and financial performance in healthcare. Our MORE2 Registry® is our largest principal dataset and serves as a proxy for our general growth of datasets. The growth of our datasets that inform our analytical capabilities and comparative analytics is a key aspect of our provision of value to our clients and is indicative of our overall growth and capabilities.

        Innovation and Platform Development.    Our business model is based upon our ability to deliver value to our clients through the combination of advanced, cloud-based data analytics and cloud-based data-driven intervention platforms focused on the achievement of meaningful and measureable improvements in clinical and quality outcomes, utilization, and financial performance in healthcare. Our ability to deliver this value is dependent in part on our ability to continue to innovate, design new capabilities, and bring these capabilities to market in an enterprise scale. Our continued ability to innovate our platform and bring differentiated capabilities to market is an important aspect of our business success, and accordingly, we expect investment in innovation to increase as a percentage of revenue when examined on a full year basis, although, timing of investment may vary from quarter to quarter. Our investment in innovation includes costs for research and development, capitalized software development, and capital expenditures related to hardware and software platforms on which our data analytics and data-driven interventions capabilities are deployed as summarized below (in thousands, except percentages).

	Three Months Ended March 31,
	2015	2014
Investment in Innovation:
Research and development(1)	$5,411	$6,048
Capitalized software development(2)	4,508	3,624
Research and development infrastructure investments(3)	100	1,084

Total investment in innovation	$10,019	$10,756

As a percentage of revenue
Research and development(1)	6%	7%
Capitalized software development(2)	5%	4%
Research and development infrastructure investments(3)	—%	1%

Total investment in innovation	11%	12%

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

        Data Analytics and Data-Driven Intervention Mix.    Our business and operational models are highly scalable and leverage variable costs to support revenue generating activities. Our data analytic service costs are less variable in nature and require lower incremental capital expenditures. As a result, following initial development and deployment investments, our big data analytics platform and data technology capabilities allow us to process significant volumes of transactions with lower incremental costs. Conversely, our data-driven intervention service costs are generally variable in nature and require incremental costs to generate additional revenue. As a result, the mix of our data analytics and data interventions activities affects our financial performance. Over the past several years the percentage of our business which is derived from data and analytics subscription fees has been increasing, as has the portion of the data-driven intervention platform services that are fully automated. Key metrics and measures regarding data analytics and data-driven intervention mix are presented annually, as such we provide key metrics and measures for data analytics and data-driven intervention mix on an annual basis.

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

        Macro-Economic and Macro-Industry Trends.    Our clients are affected, sometimes directly, and sometimes counter-intuitively, by macro-economic trends such as economic growth (or economic recession), inflation, and unemployment. Further, industry trends in federal and state laws and regulations, as well as emerging trends in private sector payment models, affect our clients' businesses and their need for technologies and services to support these challenges. These factors have various effects on our business, and on occasion have resulted in the slowing or cessation of the decision-making process by clients adopting our technologies and services. On the other hand, changes in macro-economic trends and the industry landscape have accelerated the need for our technologies and services from time-to-time, particularly as regulators introduce complex requirements with which our clients must comply.

        Shift to Fully Automated Data-Driven Intervention Platform Services.    We view the decreased proportion of revenue derived from partially automated data-driven intervention platform services as a positive reflection of our cloud-based interconnectivity and automation capabilities. The proportion of our revenue derived from pure cloud-based data analytics and fully automated data-driven intervention platform services revenue is expected to continue to expand over time as a percentage of total revenue as a result of our continued expansion of our cloud-based interconnectivity technologies and the continued expansion of interconnectivity within the healthcare landscape. In order to drive value for our clients and serve them irrespective of their level of connectivity, we continue to provide cloud-based partially automated data-driven intervention platform services, converting the performance of such services to cloud-based fully automated data-driven intervention platform services wherever possible. As the healthcare infrastructure becomes more interconnected and our integration and interconnectivity technologies continue to expand, we believe that we will be able to achieve more rapid implementation, and greater value impact, at more efficient costs.

Critical Accounting Policies

        Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with GAAP. In connection with the preparation of our consolidated financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. We base our assumptions, estimates, and judgments on historical experience, current trends, and other factors we believe to be relevant at the time we prepare our consolidated financial statements. The accounting estimates used in the preparation of our consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained, and as our operating environment changes. On a regular basis, we review the accounting policies, assumptions, and evaluate and update our assumptions, estimates, and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

        Critical accounting policies are those policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. For a more detailed discussion of our critical accounting policies, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 31, 2015.

Components of Results of Operations

Revenue

        We earn revenue through the sale or subscription licensing of our cloud-based data analytics and data-driven intervention platform services.

        Our cloud-based data analytics services are performed either at the beginning of a data-driven intervention process, which typically aligns with regulatory submission deadlines, or on a monthly basis, depending on the particular client's needs. Cloud-based data analytics revenue is driven primarily by the number of identified gaps in care, quality, data integrity, and financial performance identified in a client's dataset, the number of unique patients in a client's dataset, a minimum data analytics processing fee, and a contractually negotiated transactional price for each identified gap or unique patient. Subscription licensing revenue is driven primarily by the number of clients, the number of unique patients in a client's population dataset, the number of analytical services contracted for by a client, and the contractually negotiated price of such services.

        Cloud-based data-driven intervention platform service revenue represents revenue that is generated from fully automated processes (i.e., those processes that require no material variable-based labor components) and partially automated processes (i.e., those processes that require a degree of variable-based labor components). The Company expects the expanding emphasis on data-driven analytics services, and therefore the increased share of Inovalon revenue from such services, to continue on a year-to-year basis. As many of our analytical capabilities are designed to identify gaps in care, quality, utilization, compliance, and/or other gaps that may impact our clients' achievement of greater healthcare quality and financial performance, our cloud-based data driven intervention platform services revenue is driven primarily by the results of our cloud-based data analytics processes and our clients' desire to utilize our cloud-based data-driven intervention platforms to resolve such identified gaps. Informed by our analytics, our cloud-based data-driven intervention platforms are designed to enable the resolution of specific gaps through the aggregation of specific data or achievement of specific impact. Revenue from our intervention platform utilization is generally driven by the quantity and type of completed interventions enabled by our platform, and a contractually negotiated transactional price for each such intervention.

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

Research and Development

        Research and development expense (one component of our investment in innovation) consists primarily of employee-related expenses, including salaries, benefits, discretionary incentive compensation, employment taxes, severance, and equity compensation costs for our software developers, engineers, analysts, project managers, and other employees engaged in the development and enhancement of our service offerings. Research and development expense also includes certain third party consulting fees. Our research and development expense excludes any allocation of occupancy expense and depreciation and amortization. Research and development efforts that meet certain GAAP criteria are reclassified from expense to capital assets as internal-use software in support of our continuous investment in innovation and platform development.

        We expect to continue our focus on developing new data analytics and data-driven intervention platforms and enhancing our existing data analytics and data-driven intervention platforms. As a result, and exclusive of any capitalizable amounts attributable to our continuous investment in innovation, we expect our research and development expense to continue to increase in absolute dollars, although it may vary from period to period as a percentage of revenue.

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

        We expect our general and administrative expense to increase as we expand our business and incur incremental costs associated with being a public company. However, excluding certain increases as a result of being a public company, we expect our general and administrative expense to grow at a lower rate than revenue.

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

RESULTS OF OPERATIONS

        The following table set forth our consolidated statement of operations data for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2015	2014
Revenue	$93,633	$84,674
Expenses:
Cost of revenue	31,851	28,587
Sales and marketing	1,850	1,333
Research and development	5,411	6,048
General and administrative	24,258	19,934
Depreciation and amortization	4,915	4,855

Total operating expenses	68,285	60,757

Income from operations	25,348	23,917

Other income and (expenses):
Interest income	8	2
Interest expense	(1,103)	(13)

Income before taxes	24,253	23,906
Provision for income taxes	10,494	9,349

Net income	$13,759	$14,557

        The following table sets forth our consolidated statement of operations data for each of the periods presented as a percentage of revenue:

	Three Months Ended March 31,
	2015	2014
Revenue	100%	100%
Expenses:
Cost of revenue	34%	34%
Sales and marketing	2%	2%
Research and development	6%	7%
General and administrative	26%	24%
Depreciation and amortization	5%	6%

Total operating expenses	73%	72%

Income from operations	27%	28%

Other income and (expenses):
Interest income	—%	—%
Interest expense	(1)%	—%

Income before taxes	26%	28%
Provision for income taxes	11%	11%

Net income	15%	17%

Three Months Ended March 31, 2015 and 2014

Revenue

	Three Months Ended March 31,		2014 to 2015 Change
	2015	2014	$	%
	(dollars in thousands)
Total revenue	$93,633	$84,674	$8,959	11%

        Three Months Ended March 31, 2015 compared with Three Months Ended March 31, 2014.    Revenue during the three months ended March 31, 2015 increased by approximately $9.0 million, or 11%, compared with the three months ended March 31, 2014. The increase was primarily attributable to an increase in revenue from new clients of $5.2 million along with a net increase of $3.8 million from existing clients.

Cost of Revenue

	Three Months Ended March 31,		2014 to 2015 Change
	2015	2014	$	%
	(dollars in thousands)
Cost of revenue	$31,851	$28,587	$3,264	11%
Cost of revenue as a percentage of revenue	34%	34%

        Three Months Ended March 31, 2015 compared with Three Months Ended March 31, 2014.    During the three months ended March 31, 2015, cost of revenue increased by approximately $3.3 million, or 11%, compared with the three months ended March 31, 2014. The $3.3 million increase in cost of revenue was primarily due to an increase in employee related expenses and was proportionally consistent with the increase in revenue of $9.0 million or 11%, over the same period. The increase in employee related expenses was primarily due to providing data-driven intervention services as required by new and existing customers that leveraged insights enabled by our cloud-based data analytics. Cost of revenue as a percentage of revenue was 34% for the three months ended March 31, 2015 and 2014.

Sales and Marketing

	Three Months Ended March 31,		2014 to 2015 Change
	2015	2014	$	%
	(dollars in thousands)
Sales and marketing	$1,850	$1,333	$517	39%
Sales and marketing as a percentage of revenue	2%	2%

        Three Months Ended March 31, 2015 compared with Three Months Ended March 31, 2014.    During the three months ended March 31, 2015, sales and marketing expenses increased by approximately $0.5 million, or 39%, compared with the three months ended March 31, 2014. The increase was primarily attributable to increased employee related expenses of $0.2 million, which was driven by our investment in additional sales personnel to focus on adding new clients and capturing an increased amount of our market opportunity, along with an increase of $0.2 million in marketing program spend.

Research and Development

	Three Months Ended March 31,		2014 to 2015 Change
	2015	2014	$	%
	(dollars in thousands)
Research and development	$5,411	$6,048	$(637)	(11)%
Research and development as a percentage of revenue	6%	7%

        Three Months Ended March 31, 2015 compared with Three Months Ended March 31, 2014.    During the three months ended March 31, 2015, research and development expense decreased by approximately $0.6 million, or 11%, compared with the three months ended March 31, 2014. The decrease of approximately $0.6 million was primarily attributable to growth in the capitalization of internal-use software development costs of $1.0 million compared to the prior period, which was partially offset by an increase of $0.3 million in employee-related expenses and certain third-party consulting fees, which includes an increase of $0.4 million in stock based compensation expense.

General and Administrative

	Three Months Ended March 31,		2014 to 2015 Change
	2015	2014	$	%
	(dollars in thousands)
General and administrative	$24,258	$19,934	$4,324	22%
General and administrative as a percentage of revenue	26%	24%

        Three Months Ended March 31, 2015 compared with Three Months Ended March 31, 2014.    During the three months ended March 31, 2015, general and administrative expense increased by approximately $4.3 million, or 22%, compared with the three months ended March 31, 2014. Throughout the second half of 2014 and first quarter of 2015, we increased our investment in incremental personnel to support our growth and our transition from being a private to a public company. Our investment resulted in an increase in employee related costs of $4.2 million, which includes an increase of approximately $1.0 million related to stock-based compensation expense, for the three months ended March 31, 2015 compared to the prior year.

Depreciation and Amortization

	Three Months Ended March 31,		2014 to 2015 Change
	2015	2014	$	%
	(dollars in thousands)
Depreciation and amortization	$4,915	$4,855	$60	1%
Depreciation and amortization as a percentage of revenue	5%	6%

        Three Months Ended March 31, 2015 compared with Three Months Ended March 31, 2014.    During the three months ended March 31, 2015, depreciation and amortization expense was consistent with the three months ended March 31, 2014. Depreciation and amortization expense as a percentage of revenue, decreased to 5% of revenue for the three months ended March 31, 2015, as compared with 6% of revenue for the three months ended March 31, 2014. During the three months ended March 31, 2015 amortization of intangible assets decreased by approximately $1.0 million and was partially offset by increased amortization of capitalized software of $0.9 million, as compared with the three months ended March 31, 2014.

Interest Expense

	Three Months Ended March 31,		2014 to 2015 Change
	2015	2014	$	%
	(dollars in thousands)
Interest expense	$1,103	$13	$1,090	8,385%
Interest expense as a percentage of revenue	1%	—%

        Three Months Ended March 31, 2015 compared with Three Months Ended March 31, 2014.    During the three months ended March 31, 2015, interest expense increased by approximately $1.1 million compared with the three months ended March 31, 2014. The increase was attributable to interest expense on the $300.0 million Term Loan Facility borrowed on September 19, 2014.

Provision for Income Taxes

	Three Months Ended March 31,		2014 to 2015 Change
	2015	2014	$	%
	(dollars in thousands)
Provision for income taxes	$10,494	$9,349	$1,145	12%
Effective tax rate	43%	39%

        Three Months Ended March 31, 2015 compared with Three Months Ended March 31, 2014.    During the three months ended March 31, 2015, provision for income taxes increased by approximately

$1.1 million, or 12%, compared to the three months ended March 31, 2014. The increase was primarily driven by the effective tax rate of 43% for the three months ended March 31, 2015 compared to 39% in the same period of the prior year. The increase in our effective tax rate for the three months ended March 31, 2015 was attributable to a $0.6 million increase in expected state income taxes, net of federal income tax effect, driven by unfavorable state legislative changes as well as a state deferred tax expense adjustment of $0.5 million.

Liquidity and Capital Resources

  Sources of Liquidity

        On February 18, 2015, we completed our IPO of 22,222,222 shares of Class A common stock and, upon the underwriters' exercise of their option to purchase additional shares, issued an additional 3,142,581 shares of Class A common stock for a total of 25,364,803 shares issued. All of the shares issued in the IPO were primary shares offered by us as none of our stockholders sold any shares in the IPO. The offering price of the shares sold in the IPO was $27.00 per share, resulting in net proceeds to us, after underwriters' discounts and commissions and other expenses payable by us, of approximately $639.1 million.

        Historically, our principal source of liquidity has been cash generated by operating activities. Our cash generated from operations has been sufficient to fund our growth, including our on-going investment in innovation and capital expenditures. In addition, during the three months ended March 31, 2015, we received net proceeds from our IPO of $639.1 million. As of March 31, 2015, including proceeds received upon completion of our IPO, we had a cash and cash equivalent balance of $793.1 million.

        We believe our current cash and cash equivalent balance, expected cash generated by operating activities and availability of cash under our Credit Facilities is sufficient to fund our operations, finance our strategic initiatives, and fund our investment in innovation and new service offerings, for the foreseeable future.

  Debt

        As of March 31, 2015, we had outstanding indebtedness under our Credit Facilities and capital lease obligations of $295.0 million and $0.1 million, respectively, and had only capital lease obligations of $0.2 million as of March 31, 2014. As of March 31, 2015, we were in compliance with the covenants under the Credit Agreement.

Term Loan Facility

        As of March 31, 2015, the principal amount outstanding under the Term Loan Facility was $295.0 million. The Term Loan Facility has a five-year term. The Term Loan Facility is an amortizing facility with principal payments quarterly and interest payments monthly. A scheduled principal payment of $5.0 million and interest payments totaling $1.1 million were paid during the three months ended March 31, 2015.

Revolving Credit Facility

        Borrowings under the Revolving Credit Facility became available, subject to compliance with the terms and conditions set forth in the Credit Agreement, beginning (at our option) after the consummation of our IPO on February 18, 2015. No amounts were drawn against the Revolving Credit Facility during the three months ended March 31, 2015. The Revolving Credit Facility is scheduled to mature on March 31, 2020. The interest rate for the Revolving Credit Facility is LIBOR plus 1.25% per annum or the base rate plus 0.25% per annum (at our election).

  Cash Flows

  Operating Cash Flow Activities

        Cash provided by operating activities during the quarter ended March 31, 2015 was approximately $0.8 million, a decrease in cash inflow of approximately $5.3 million compared with the three months ended March 31, 2014. Cash provided by operating activities was driven by net income of approximately $13.8 million, as adjusted for the exclusion of non-cash expenses totaling approximately $6.2 million, which was partially offset by approximately $19.1 million related to the effect of changes in working capital and other balance sheet accounts.

  Investing Cash Flow Activities

        Cash used in investing activities in the three months ended March 31, 2015 was approximately $6.5 million, an increase in cash outflow of approximately $0.4 million compared with the three months ended March 31, 2014. The increase in cash outflow was primarily due to an increase in the investment in capitalized software of approximately $0.7 million, which was partially offset by a decrease in purchases of property and equipment of approximately $0.3 million.

        We make investments in innovation, including research and development expense, capital software development costs, and research and development infrastructure investments, on a recurring basis. We expect our investment in innovation to increase in the foreseeable future to support our continued growth and new service offerings.

  Financing Cash Flow Activities

        Cash provided by financing activities during the three months ended March 31, 2015 was approximately $636.2 million, an increase of approximately $638.9 million in cash inflow compared with the three months ended March 31, 2014. The cash provided by financing activities during the three months ended March 31, 2015 is primarily comprised of $641.3 million for the issuance of common stock in the IPO, and was offset by repayments of credit facility borrowings of $5.0 million.

  Contractual Obligations

        The following table summarizes our future payments in cash, excluding the effects of time value, on contractual obligations by period as of March 31, 2015:

	Payments Due by Period
	(in thousands)
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Credit facilities(1)	$295,000	$17,500	$41,250	$236,250	$—
Operating lease obligations	22,933	4,866	12,368	5,699	—

Total	$317,933	$22,366	$53,618	$241,949	$—

(1)
We have cash interest requirements due on the Credit Facility at variable rates which are not included in the above table.

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

  Off-Balance Sheet Arrangements

        As of March 31, 2015, we did not have any off-balance sheet arrangements.

Non-GAAP Financial Measures

        We provide the measures Adjusted EBITDA, Adjusted EBITDA margin, and Non-GAAP Net Income as additional information for evaluating our operating results. These measures are not prepared in accordance with, or an alternative for, GAAP accounting and may be different from non-GAAP measures used by other companies.

        Investors frequently have requested information from management regarding depreciation, amortization other non-cash charges, such as stock-based compensation, as well as the impact of non-comparable items and management believes, based on discussions with investors, that these non-GAAP measures enhance investors' ability to assess our historical and projected future financial performance. While we believe these non-GAAP financial measures provide useful supplemental information to investors, there are limitations associated with the use of non-GAAP financial measures. For example, one limitation of Adjusted EBITDA is that it excludes depreciation and amortization, which represents the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our business. We compensate for these limitations by using these non-GAAP financial measures as supplements to GAAP financial measures and by reconciling the non-GAAP financial measures to their most comparable GAAP financial measures. Investors are encouraged to review the reconciliations of these non-GAAP financial measures to the comparable GAAP measures that are provided below.

        These non-GAAP measures include financial information that is prepared in accordance with GAAP and presented in our consolidated financial statements and are used to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions and as an important factor in determining variable compensation. Reconciliations of net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA and Non-GAAP Net Income are presented below.

Adjusted EBITDA and Adjusted EBITDA Margin

        We define Adjusted EBITDA as net income calculated in accordance with GAAP, adjusted for the impact of depreciation and amortization, interest expense, interest income, provision for income taxes, stock-based compensation, other non-comparable income and expenses, and certain legal costs. We have provided below a reconciliation of net income, which is the most directly comparable GAAP financial measure, to Adjusted EBITDA.

        Adjusted EBITDA margin is our calculation of Adjusted EBITDA divided by revenue calculated in accordance with GAAP.

        We use Adjusted EBITDA and Adjusted EBITDA margin as supplemental measures of performance to gain insight into operating effectiveness. We use Adjusted EBITDA and Adjusted EBITDA margin as a key metric to assess our ability to increase revenues while controlling expense growth and the scalability of our business model. We believe that the exclusion of the expenses eliminated in calculating Adjusted EBITDA and Adjusted EBITDA margin provides management and investors a useful measure for period-to-period comparisons of our core business and operating results by excluding items that are not comparable across reporting periods or that do not otherwise relate to our ongoing operating results. Accordingly, we believe that Adjusted EBITDA and Adjusted EBITDA margin provide useful information to investors and others in understanding and evaluating our operating results. However, use of Adjusted EBITDA and Adjusted EBITDA margin as analytical tools has limitations, and you should not consider them in isolation or as substitutes for analysis of our financial results as reported under GAAP. In addition, other companies, including companies in our industry, might calculate Adjusted EBITDA and Adjusted EBITDA margin or similarly titled measures differently, which may reduce their usefulness as comparative measures.

        The following table presents a reconciliation of net income to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2015	2014
Reconciliation of Net Income to Adjusted EBITDA:
Net income	$13,759	$14,557
Depreciation and amortization	4,915	4,855
Interest expense	1,103	13
Interest (income)	(8)	(2)
Provision for income taxes	10,494	9,349

EBITDA	30,263	28,772
Stock-based compensation	1,772	386
Other non-comparable items(a)	—	—
Professional service fees(b)	—	254

Adjusted EBITDA	$32,035	$29,412

(a)
Other "non-comparable items" include items that are not comparable across reporting periods or that do not otherwise relate to the Company's ongoing financial results. Non comparable items are excluded from Adjusted EBITDA in order to more effectively assess the Company's period over period and on-going operating performance.

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

        We use Non-GAAP Net Income as a supplemental measure of performance to gain insight into financial effectiveness. We use Non-GAAP Net Income as a key metric to assess our ability to increase revenues while controlling expense growth and the scalability of our business model. We believe that the exclusion of the expenses eliminated in calculating Non-GAAP Net Income provides management and investors a useful measure for period to period comparisons of our core business and financial results by excluding items that are not comparable across reporting periods or that do not otherwise relate to our ongoing financial results. Accordingly, we believe that Non-GAAP Net Income provides useful information to investors and others in understanding and evaluating our performance. However, use of Non-GAAP Net Income as an analytical tool has limitations, and you should not consider this measure in isolation or as a substitute for analysis of our financial results as reported under GAAP. In addition, other companies, including companies in our industry, might calculate Non-GAAP Net Income or similarly titled measures differently, which may reduce their usefulness as comparative measures.

        The following table presents a reconciliation of net income to Non-GAAP Net Income for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2015	2014
Reconciliation of Net Income to Non-GAAP Net Income:
Net income	$13,759	$14,557
Stock-based compensation	1,772	386
Amortization of acquired intangible assets	542	1,533
Other non-comparable items(a)	—	—
Professional service fees(b)	—	254
Tax impact of add-back items(c)	(1,001)	(867)

Non-GAAP Net Income	$15,072	$15,863

(a)
Other "non-comparable items" include items that are not comparable across reporting periods or that do not otherwise relate to the Company's ongoing financial results. Non comparable items are excluded from Adjusted EBITDA in order to more effectively assess the Company's period over period and on-going operating performance.

(b)
Represents legal costs associated with the enforcement of a specific client contract. The legal process associated with this matter began in the first quarter of 2013 and concluded in the second quarter of 2014.

(c)
Assumes the tax rate applicable to the respective year.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        Market risk includes risks that arise from changes in interest rates, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is to changes in interest rates on our variable rate debt, which includes our Term Loan Facility and our Revolving Credit Facility. As of March 31, 2015, we had $295.0 million outstanding under our Term Loan Facility at an effective interest rate of 1.4%. As a result, if market interest rates were to increase by 1.0%, or 100 basis points, interest expense would decrease future earnings and cash flows, net of estimated tax benefits, by approximately $1.7 million annually, assuming that we do not enter into contractual hedging arrangements. As of March 31, 2015 there was no balance outstanding on the Revolving Credit Facility.

Item 4.    Controls and Procedures

  Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer ("CEO") and chief financial officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that, as of March 31, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

  Changes in Internal Control

        There have been no changes in the our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

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

Item 1A.    Risk Factors

        For a discussion of potential risks and uncertainties related to our Company see the information in Part I, Item 1A ("Risk Factors") of our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

  Unregistered Sales of Equity Securities

        None.

  Use of Proceeds from Registered Securities

        On February 18, 2015, we completed our IPO of 22,222,222 shares of Class A common stock and, upon the underwriters' exercise of their option to purchase additional shares, issued an additional 3,142,581 shares of Class A common stock for a total of 25,364,803 shares issued. All of the shares issued in the IPO were primary shares offered by us as none of our stockholders sold any shares in the IPO. The offering price of the shares sold in the IPO was $27.00 per share, resulting in net proceeds to us, after underwriters' discounts and commissions and other expenses payable by us, of $639.1 million. All of the shares were sold pursuant to our registration statement on Form S-1, as amended (File No. 333-201321), that was declared effective by the SEC on February 11, 2015. Our Class A common stock is listed on the NASDAQ Global Select Market under the symbol "INOV".

        The principal purposes of our IPO were to create a public market for our Class A common stock and thereby enable future access to the public equity markets by us and our stockholders, and obtain additional capital. We intend to use the net proceeds to us from our IPO for working capital and other general corporate purposes; however, we do not currently have any specific uses of the net proceeds. Additionally, we may use a portion of the proceeds for acquisitions of complementary businesses, technologies, or other assets, or to repay outstanding indebtedness.

Item 3.    Defaults Upon Senior Securities

        Not applicable.

Item 4.    Mine Safety Disclosures

        Not applicable.

Item 5.    Other Information

        None.

Item 6.    Exhibits

EXHIBIT INDEX

Exhibit Number		Description of Document
3.1		Second Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1/A dated February 6, 2015)
3.2		Second Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1/A dated February 6, 2015)
10.1		2015 Omnibus Incentive Plan. (Incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1/A dated January 29, 2015)
10.2		Form of Stock Option Award under the 2015 Omnibus Incentive Plan. (Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1/A dated January 29, 2015)
10.3		Form of Restricted Stock Award under the 2015 Omnibus Incentive Plan. (Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1/A dated January 29, 2015)
10.4		Form of Restricted Stock Unit Award under the 2015 Omnibus Incentive Plan. (Incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1/A dated January 29, 2015)
10.5
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
10.8		Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1/A dated January 29, 2015)
10.9	*	Indemnification Agreement by and between Inovalon Holdings, Inc. and each of its directors and officers listed on Schedule A thereto.
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number		Description of Document
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase
101.LAB	*	XBRL Taxonomy Extension Label Linkbase
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 8, 2015	INOVALON HOLDINGS, INC.
	By:	/s/ KEITH R. DUNLEAVY, M.D.
Keith R. Dunleavy, M.D.
Chief Executive Officer and Chairman
	By:	/s/ THOMAS R. KLOSTER
Thomas R. Kloster
Chief Financial Officer