Form 10-Q
period 2015-06-30
Inovalon Holdings, Inc.
filed 2015-08-06
CIK 1619954

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
or
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        As of August 5, 2015, the registrant had 25,436,749 shares of Class A common stock outstanding and 122,291,720 shares of Class B common stock outstanding.

INOVALON HOLDINGS, INC.

FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015

PART I—FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

INOVALON HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value amounts)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$194,433	$162,567
Short-term investments	602,559	—
Accounts receivable (net of allowances of $705 and $1,827 at June 30, 2015 and December 31, 2014, respectively)	86,960	43,938
Prepaid expenses and other current assets	7,514	6,015
Income tax receivable	—	6,797
Deferred income taxes	437	491

Total current assets	891,903	219,808
Non-current assets:
Property, equipment and capitalized software, net	53,817	50,962
Goodwill	62,269	62,269
Intangible assets, net	6,644	7,447
Other assets	1,645	2,083

Total assets	$1,016,278	$342,569

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$10,322	$10,974
Accrued compensation	13,912	15,305
Other current liabilities	2,082	1,992
Deferred revenue	2,433	3,904
Income tax payable	8,715	—
Deferred rent	624	567
Credit facilities	16,250	18,750
Capital lease obligation	117	99

Total current liabilities	54,455	51,591
Non-current liabilities:
Credit facilities, less current portion	273,750	281,250
Capital lease obligation, less current portion	272	168
Deferred rent	2,321	2,619
Deferred income taxes	12,314	15,163

Total liabilities	343,112	350,791

Commitments and contingencies (Note 9)
Stockholders' equity (deficit):
Common stock, $0.000005 par value, 900,000,000 shares authorized, zero shares issued and outstanding at each of June 30, 2015 and December 31, 2014, respectively	—	—
Class A common stock, $0.000005 par value, 750,000,000 shares authorized, 25,436,749 and 11,109,285 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	—	—
Class B common stock, $0.000005 par value, 150,000,000 shares authorized, 122,291,720 and 122,257,145 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	1	1
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, zero shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	—	—
Additional paid-in-capital	453,445	110,317
Retained earnings	221,372	181,477
Treasury stock, at cost, zero shares at June 30, 2015 and 11,109,285 at December 31, 2014	—	(300,017)
Accumulated other comprehensive loss	(1,652)	—

Total stockholders' equity (deficit)	673,166	(8,222)

Total liabilities and stockholders' equity (deficit)	$1,016,278	$342,569

See notes to condensed consolidated financial statements.

INOVALON HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per-share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$117,618	$100,957	$211,251	$185,631
Expenses:
Cost of revenue(1)	33,602	28,899	65,453	57,486
Sales and marketing(1)	2,377	1,612	4,227	2,945
Research and development(1)	5,504	5,144	10,915	11,192
General and administrative(1)	25,327	21,341	49,585	41,275
Depreciation and amortization	4,812	5,114	9,727	9,969

Total operating expenses	71,622	62,110	139,907	122,867

Income from operations	45,996	38,847	71,344	62,764

Other income and (expenses):
Interest income	615	1	623	3
Interest expense	(1,105)	(49)	(2,208)	(62)

Income before taxes	45,506	38,799	69,759	62,705
Provision for income taxes	19,370	15,169	29,864	24,518

Net income	$26,136	$23,630	$39,895	$38,187

Net income attributable to common stockholders, basic and diluted	$26,131	$23,630	$39,891	$38,187

Net income per share attributable to common stockholders, basic and diluted:
Basic net income per share	$0.18	$0.18	$0.28	$0.28

Diluted net income per share	$0.17	$0.17	$0.27	$0.28

Weighted average shares of common stock outstanding:
Basic	147,648	134,523	141,524	134,585

Diluted	151,299	136,814	145,149	135,635

(1) Includes stock-based compensation expense as follows:
Cost of revenue	$29	$—	$57	$—
Sales and marketing	41	—	56	—
Research and development	298	—	660	—
General and administrative	1,554	436	2,921	822

Total stock-based compensation expense	$1,922	$436	$3,694	$822

See notes to condensed consolidated financial statements.

INOVALON HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$26,136	$23,630	$39,895	$38,187
Other comprehensive income:
Net change in unrealized gains and (losses) on available-for-sale investments	(1,652)	—	(1,652)	—

Comprehensive income	$24,484	$23,630	$38,243	$38,187

See notes to condensed consolidated financial statements

INOVALON HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited, in thousands, except share amounts)

					Issued Class A & B Common Stock
	Preferred Stock		Common Stock				Treasury Stock				Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
									Additional Paid-in Capital	Retained Earnings
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance—December 31, 2014	—	$—	—	$—	133,366,430	$1	(11,109,285)	$(300,017)	$110,317	$181,477	$—	$(8,222)
Issuance of common stock upon initial public offering, net of offering costs	—	—	—	—	14,255,518	—	—	—	359,170	—	—	359,170
Issuance of treasury stock upon initial public offering, net of offering costs	—	—	—	—	—	—	11,109,285	300,017	(20,115)	—	—	279,902
Stock compensation expense	—	—	—	—	71,946	—	—	—	3,623	—	—	3,623
Exercise of stock options	—	—	—	—	34,575	—	—	—	227	—	—	227
Tax benefit from exercise of non-qualified stock options	—	—	—	—	—	—	—	—	223	—	—	223
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(1,652)	(1,652)
Net income	—	—	—	—	—	—	—	—	—	39,895	—	39,895

Balance—June 30, 2015	—	$—	—	$—	147,728,469	$1	—	$—	$453,445	$221,372	$(1,652)	$673,166

See notes to condensed consolidated financial statements.

INOVALON HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$39,895	$38,187
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	3,694	822
Depreciation	8,924	7,003
Amortization of intangibles	803	2,966
Amortization/accretion of premiums or discounts on short-term investments	455	—
Deferred income taxes	(2,795)	1,378
Loss on disposal of long-lived assets	4	—
Loss on impairment of long-lived assets	—	131
Changes in assets and liabilities:
Accounts receivable	(43,021)	(25,358)
Prepaid expenses and other current assets	(1,499)	(1,335)
Income taxes receivable	6,797	4,772
Other assets	308	(831)
Accounts payable	(139)	738
Accrued compensation	(712)	3,173
Other liabilities	19	148
Deferred rent	(241)	(35)
Deferred revenue	(1,471)	(129)
Income taxes payable	8,715	615

Net cash provided by operating activities	19,736	32,245

Cash flows from investing activities:
Purchases of short-term investments	(611,095)	—
Maturities and sales of short-term investments	6,429	—
Purchases of property and equipment	(2,391)	(3,312)
Investment in capitalized software	(10,282)	(7,541)
Proceeds from sale of property and equipment	—	22

Net cash used in investing activities	(617,339)	(10,831)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of underwriters' discount	362,082	—
Proceeds from issuance of treasury stock, net of underwriters' discount	282,172	—
Payment of offering costs	(5,182)	—
Repayment of credit facility borrowings	(10,000)	—
Repurchase of common stock	—	(9,066)
Dividends paid	—	(2,852)
Capital lease obligations paid	(53)	(67)
Excess tax benefits from share-based compensation	223	—
Proceeds from exercise of stock options	227	57

Net cash provided by (used in) financing activities	629,469	(11,928)

Increase in cash and cash equivalents	31,866	9,486
Cash and cash equivalents, beginning of period	162,567	110,594

Cash and cash equivalents, end of period	$194,433	$120,080

Supplementary cash flow disclosure:
Cash paid during the period for:
Income taxes, net of refunds	$16,924	$17,756
Interest	2,189	—
Non-cash investing activities:
Capital lease obligations incurred	175	14
Accounts payable for purchases of and investment in property, equipment and capitalized software	1,576	2,320
Accrued compensation for investment in capitalized software	297	616

See notes to condensed consolidated financial statements.

INOVALON HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared by Inovalon Holdings, Inc. (the "Company") in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial reporting and as required by Rule 10-01 of Regulation S-X. Accordingly, the unaudited consolidated financial statements may not include all of the annual information and notes required by GAAP pursuant to such rules and regulations. In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of items of a normal and recurring nature, necessary to present fairly the Company's financial position as of June 30, 2015 and the results of operations, comprehensive income and cash flows for the three and six month periods ended June 30, 2015 and 2014. The results of operations for the three and six month periods ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities, disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. Significant estimates made by management include, but are not limited to: revenue recognition, specifically selling prices associated with the individual elements in multiple element arrangements; accounts receivable allowances; estimates of the fair value of the Company's pre-IPO common stock and the related estimates of the fair value of stock-based awards; fair value of intangibles and goodwill; depreciable lives of property, equipment and capitalized software; and useful lives of intangible assets. Actual results could differ from management's estimates, and such differences could be material to the Company's consolidated financial position and results of operations. The Company's management considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements.

        On February 18, 2015, the Company completed its initial public offering of 22,222,222 shares of Class A common stock and, upon the underwriters' exercise of their option to purchase additional shares, issued an additional 3,142,581 shares of Class A common stock for a total of 25,364,803 shares issued (the "IPO"). All of the shares issued in the IPO were primary shares offered by the Company as none of the Company's stockholders sold any shares in the IPO. The offering price of the shares sold in the IPO was $27.00 per share, resulting in net proceeds to the Company, after the underwriters' discounts and commissions and other expenses, payable by the Company, of approximately $639.1 million.

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

INOVALON HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (in thousands)

        Deferred IPO Issuance Costs—The Company capitalizes IPO costs, which primarily consist of direct incremental legal and accounting fees relating to the IPO. The IPO issuance costs were offset against IPO proceeds directly following the consummation of the offering that occurred during February 2015. As of June 30, 2015, there were no deferred IPO issuance costs, and as of December 31, 2014, there was $2,888 deferred as prepaid expenses and other current assets.

        Short-term investments—The Company classifies short-term investments as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All short-term investments are recorded at estimated fair value. Unrealized gains and losses for available-for-sale securities are included in accumulated other comprehensive loss, a component of stockholders' equity. The Company evaluates its investments to assess whether those with unrealized loss positions are other than temporarily impaired. The Company considers impairments to be other-than-temporary if they are related to deterioration in credit risk, if it is more likely than not that the Company will be required to or if the Company intends to sell the securities before the recovery of their cost basis. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net, in the consolidated statements of income. Interest, amortization of premiums, and accretion of discount on short-term investments classified as available for sale are included as a component of interest income, in the consolidated statements of income.

        The Company may sell short-term investments at any time, without significant penalty, for use in current operations or for other purposes, even if the short-term investments have not yet reached maturity. As a result, the Company classifies these investments, including securities with maturities beyond 12 months, as current assets in the accompanying consolidated balance sheets.

        Recently Issued Accounting Standards—In May 2014, the Financial Accounting Standards Board ("FASB") issued updated guidance on revenue from contracts with customers. This revenue recognition guidance supersedes existing GAAP guidance, including most industry-specific guidance. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance identifies steps to apply in achieving this principle. On July 9, 2015, the FASB approved a one year deferral of the effective date of ASU 2014-09 to January 1, 2018. ASU 2014-09 may be applied either retrospectively or through the use of a modified-retrospective method. We are currently evaluating both methods of adoption as well as the effect ASU 2014-09 will have on the Company's consolidated financial position, annual results of operations and cash flows.

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

INOVALON HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. NET INCOME PER SHARE (in thousands, except per share amounts)

        During September 2014, the Company completed a holding company reorganization. As part of the reorganization, the Company implemented a multi-class stock structure. The Company has retrospectively presented the impact on net income per share (EPS) of this reorganization by calculating EPS based on the newly authorized, issued and outstanding Class A and Class B common stock. Class A and Class B common stock shares were outstanding during the three and six months ended June 30, 2015. Only shares of Class B common stock were outstanding during the three and six months ended June 30, 2014. Holders of all outstanding classes of common stock participate ratably in earnings on an identical per share basis as if all shares were a single class.

        During the three months ended June 30, 2015, the Company issued restricted share awards of Class A common stock (RSAs) under the 2015 Omnibus Incentive Plan. The Company considers issued and unvested RSAs to be participating securities as the holders of these RSAs have a non-forfeitable right to dividends in the event of the Company's declaration of a dividend for Class A and Class B common shares. Subsequent to the issuance of the participating securities, the Company applied the two-class method required in calculating net income per share of Class A and Class B common stock.

        Undistributed net income for a given period is apportioned to participating securities based on the weighted-average shares of each class of common stock outstanding during the applicable period as a percentage of the total weighted-average shares outstanding during the same period.

        Under the two-class method, net income attributable to common stockholders is determined by allocating undistributed earnings, calculated as net income, less earnings attributable to participating securities. The net income per share attributable to common stockholders is allocated based on the contractual participation rights of the Class A common stock and Class B common stock as if the income for the period has been distributed. As the liquidation and dividend rights are identical for both classes of common stock, the net income attributable to common stockholders is allocated on a proportionate basis.

        Basic net income per share of common stock is computed by dividing the net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. All participating securities are excluded from the basic weighted-average shares of common stock outstanding. Unvested RSAs are excluded from the calculation of the weighted-average shares of common stock until vesting occurs, as the restricted shares are subject to forfeiture and cancellation until vested.

        Diluted net income per share attributable to common stockholders is computed by dividing net income attributable to common stockholders by the weighted-average shares outstanding, including potentially dilutive shares of common stock assuming the dilutive effect of potential shares of common stock for the period determined using the treasury stock method.

        For purposes of the diluted net income per share attributable to common stockholders calculation, unvested shares of common stock resulting from RSAs are considered to be potentially dilutive shares of common stock.

INOVALON HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. NET INCOME PER SHARE (in thousands, except per share amounts) (Continued)

        The numerators and denominators of the basic and diluted EPS computations for our common stock are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic
Numerator:
Net income	$26,136	$23,630	$39,895	$38,187
Undistributed earnings allocated to participating securities	5	—	4	—

Net income attributable to common stockholders—basic	$26,131	$23,630	$39,891	$38,187

Denominator:
Weighted average shares used in computing net income per share attributable to common stockholders—basic	147,648	134,523	141,524	134,585

Net income per share attributable to common stockholders—basic	$0.18	$0.18	$0.28	$0.28

Diluted
Numerator:
Net income attributable to common stockholders—diluted	$26,131	$23,630	$39,891	$38,187

Denominator:
Number of shares used for basic EPS computation	147,648	134,523	141,524	134,585
Effect of dilutive securities	3,651	2,291	3,625	1,050

Weighted average shares used in computing net income per share attributable to common stockholders—diluted	151,299	136,814	145,149	135,635

Net income per share attributable to common stockholders—diluted	$0.17	$0.17	$0.27	$0.28

        The computation of diluted EPS does not include certain unvested awards, on a weighted average basis, for the three and six months ended June 30, 2015 and 2014, respectively, because their inclusion would have an anti-dilutive effect on EPS. The awards excluded because of their anti-dilutive effect are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Awards excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive	103	4,295	63	4,295

INOVALON HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. SHORT-TERM INVESTMENTS (in thousands)

        As of June 30, 2015, short-term investments consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Corporate notes and bonds	$430,855	$6	$(1,591)	$429,270
U.S. agency obligations	68,343	7	(61)	68,289
U.S. treasury securities	55,434	7	(5)	55,436
Commercial paper	39,259	—	(17)	39,242
Certificates of deposit	10,320	3	(1)	10,322

Total available-for-sale securities	$604,211	$23	$(1,675)	$602,559

        As of December 31, 2014, the Company held no short-term investments.

        The following table summarizes the estimated fair value of our short-term investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of the dates shown:

	June 30, 2015	December 31, 2014
Due in one year or less	$144,711	$—
Due in greater than one year	457,848	—

Total	$602,559	$—

        The Company has certain available-for-sale securities in a gross unrealized loss position, all of which have been in such position for less than 12 months. The Company reviews its debt securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial position and near-term prospects of the issuer and the Company's intent to sell, or whether it is more likely than not the Company will be required to sell the investment before recovery of the investment's amortized-cost basis. If the Company determines that an other-than-temporary decline exists in one of these securities, the unrealized losses attributable to the respective investment would be reclassified to realized loss within the statement of income. For debt securities, the portion of the write-down related to credit loss would be recognized to other income, net in our consolidated statements of income. Any portion not related to credit loss would be included in accumulated other comprehensive income. There were no impairments considered other-than-temporary as of June 30, 2015.

INOVALON HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. SHORT-TERM INVESTMENTS (in thousands) (Continued)

        The following table shows the fair values and the gross unrealized losses of available-for-sale securities that have been in a gross unrealized loss position for less than 12 months, aggregated by investment category as of June 30, 2015:

	Estimated Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$409,095	$(1,591)
U.S. agency obligations	52,770	(61)
U.S. treasury securities	26,506	(5)
Commercial paper	39,242	(17)
Certificates of deposit	2,639	(1)

	$530,252	$(1,675)

5. FAIR VALUE MEASUREMENTS (in thousands)

        The carrying amounts of accounts receivable and other current assets, accounts payable and accrued liabilities approximate fair value due to their short-term nature. The Company's Credit Facilities (as defined in Note 8 below) approximate fair value because of their floating rate structure.

        Financial assets and financial liabilities recorded at fair value in the consolidated financial statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, which are directly related to the amount of subjectivity associated with the inputs to the valuation of these assets or liabilities are as follows:

    Level 1—Observable inputs, such as quoted prices in active markets for identical assets or liabilities.

    Level 2—Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

    Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

        Financial assets and financial liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgments and factors specific to the asset or liability.

INOVALON HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. FAIR VALUE MEASUREMENTS (in thousands) (Continued)

        The following table presents the fair value hierarchy for financial assets measured at fair value on a recurring basis as of June 30, 2015:

	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market funds	$3,133	—	—	$3,133
Corporate notes and bonds	—	34,482	—	34,482
U.S. agency obligations	—	30,207	—	30,207
Commercial paper	—	43,888	—	43,888
Short-term investments:
Corporate notes and bonds	—	429,270	—	429,270
U.S. agency obligations	—	68,289	—	68,289
U.S. treasury securities	—	55,436	—	55,436
Commercial paper	—	39,242	—	39,242
Certificates of deposit	—	10,322	—	10,322

Total	$3,133	$711,136	$—	$714,269

        The Company determines the fair value of its security holdings based on pricing from its pricing vendors. The valuation techniques used to measure the fair value of financial instruments having Level 2 inputs were derived from non-binding consensus prices that are corroborated by observable market data or quoted market prices for similar instruments. Such market prices may be quoted prices in active markets for identical assets (Level 1 inputs) or pricing determined using inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs). The Company performs procedures to ensure that appropriate fair values are recorded such as comparing prices obtained from other sources.

        As of December 31, 2014, the Company measured its money market investment balances, included in cash and cash equivalents, at fair value based on quoted prices that are equivalent to cost (Level 1); the Company did not have any assets measured at fair value on a recurring basis using significant other observable inputs (Level 2), or significant unobservable inputs (Level 3), or any liabilities measured at fair value as prescribed by ASC 820-10.

INOVALON HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. PROPERTY, EQUIPMENT AND CAPITALIZED SOFTWARE (in thousands)

        Property, equipment and capitalized software consisted of the following:

	June 30, 2015	December 31, 2014
Office and computer equipment	$24,740	$23,844
Leasehold improvements	12,028	11,999
Purchased software	10,924	9,916
Capitalized software	46,517	39,432
Furniture and fixtures	4,984	4,894
Land	390	390
Building	1,797	1,750
Work in process	5,026	2,917

Total	106,406	95,142
Less: accumulated depreciation and amortization	(52,589)	(44,180)

Property, equipment and capitalized software, net	$53,817	$50,962

        The Company leases certain office equipment under capital lease agreements, with bargain purchase options at the end of the lease term. Leased office equipment included in property and equipment and capitalized software, net, at June 30, 2015 and December 31, 2014 was $660 and $961, respectively.

        Depreciation expense for the three months ended June 30, 2015 and 2014 was $4,551 and $3,681, respectively, and $8,924 and $7,003 for the six months ended June 30, 2015 and 2014, respectively. Amortization of the capital leases included in depreciation expense was $26 and $46 for the three months ended June 30, 2015 and 2014, respectively, and $53 and $68 for the six months ended June 30, 2015 and 2014, respectively. At June 30, 2015 and December 31, 2014, the Company had unamortized capitalized software costs, including costs classified as work in progress, of $32,992 and $28,417, respectively.

        At June 30, 2015 and December 31, 2014, work in process consisted primarily of purchased software licenses, computer equipment, and capitalized software, which was not placed into service.

7. GOODWILL AND INTANGIBLE ASSETS (in thousands, except years)

Goodwill

        There was no change in the carrying amount of goodwill during the three and six months ended June 30, 2015.

INOVALON HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. GOODWILL AND INTANGIBLE ASSETS (in thousands, except years) (Continued)

Intangible Assets

        Intangible assets as of June 30, 2015 were as follows:

	June 30, 2015
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (years)
Proprietary software technologies	$16,077	$(16,077)	$—	—
Trademark	360	(360)	—	—
Database	6,500	(3,772)	2,728	4.3
Customer relationships	13,650	(9,734)	3,916	9.9

Total	$36,587	$(29,943)	$6,644

        Intangible assets as of December 31, 2014 were as follows:

	December 31, 2014
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (years)
Proprietary software technologies	$16,077	$(15,796)	$281	0.3
Trademark	360	(360)	—	—
Database	6,500	(3,447)	3,053	4.8
Customer relationships	13,650	(9,537)	4,113	10.4

Total	$36,587	$(29,140)	$7,447

        Amortization expense for the three months ended June 30, 2015 and 2014 was $261 and $1,433, respectively, and $803 and $2,966 for the six months ended June 30, 2015 and 2014, respectively.

        Estimated future amortization expense of intangible assets, based upon the Company's intangible assets at June 30, 2015, is as follows:

Amount
Year ending December 31:
Remainder of 2015	$522
2016	1,044
2017	1,044
2018	1,044
2019	814
Thereafter	2,176

Total	$6,644

INOVALON HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. CREDIT FACILITIES (in thousands)

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

        Credit facilities consisted of the following:

	June 30, 2015	December 31, 2014
Revolving Credit Facility	$—	$—
Term Loan Facility	290,000	300,000

Total Credit Facilities	290,000	300,000
Less: current portion	16,250	18,750

Non-current Credit Facilities	$273,750	$281,250

        The Revolving Credit Facility, with a maximum principal amount of $100,000, became available to the Company on February 18, 2015, upon the consummation of its IPO.

        As of June 30, 2015 and December 31, 2014, the Company was in compliance with the financial covenants of the Credit Facilities.

        Scheduled maturity of the Credit Facilities as of June 30, 2015 follows:

Year ending December 31:	Amount
Remainder of 2015	$8,750
2016	15,000
2017	30,000
2018	45,000
2019	191,250

Total	$290,000

        During the six months ended June 30, 2015, the Company paid $10,000 for the scheduled maturity of the outstanding principal on the Credit Facilities.

INOVALON HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. COMMITMENTS AND CONTINGENCIES (in thousands)

        Operating Leases—The Company leases office space under operating lease arrangements, some of which contain renewal options. Future non-cancellable lease payments as of June 30, 2015 were as follows:

Year ending December 31,	Amount
Remainder of 2015	$3,248
2016	6,331
2017	6,110
2018	4,880
2019	844

Total	$21,413

        Total expense under operating leases was $1,573, and $1,912 during the three months ended June 30, 2015 and 2014, respectively, and $3,200 and $3,799 for the six months ended June 30, 2015 and 2014, respectively. Certain operating leases contain rent escalation clauses, which are recorded on a straight-line basis over the initial term of the lease, with the difference between the rent paid and the straight-line rent recorded as a deferred rent liability. Lease incentives received from landlords are recorded as deferred rent liabilities and are amortized on a straight-line basis over the lease term as a reduction to rent expense. The deferred rent liability was $2,945 and $3,186 at June 30, 2015 and December 31, 2014, respectively.

        Capital Leases—The total capital lease liability at June 30, 2015 and December 31, 2014 was $389 and $267, respectively, which approximates fair value due to the short duration of the obligations.

        Litigation—From time to time, the Company is involved in various litigation matters arising out of the normal course of business. The Company consults with legal counsel on those issues related to litigation and seeks input from other experts and advisors with respect to such matters. Estimating the probable losses or a range of probable losses resulting from litigation, government actions and other legal proceedings is inherently difficult and requires an extensive degree of judgment, particularly where the matters involve indeterminate claims for monetary damages, may involve discretionary amounts, present novel legal theories, are in the early stages of the proceedings, or are subject to appeal. Whether any losses, damages or remedies ultimately resulting from such matters could reasonably have a material effect on the Company's business, financial condition, results of operation, or cash flows will depend on a number of variables, including, for example, the timing and amount of such losses or damages (if any) and the structure and type of any such remedies. The Company's management does not presently expect any litigation matters to have a material adverse impact on the consolidated financial statements of the Company.

10. STOCK-BASED COMPENSATION (in thousands, except share and per share amounts, and percentages)

        On February 18, 2015, the date of the completion of the Company's IPO, the Company's 2015 Omnibus Incentive Plan (the "2015 Plan") became effective. The 2015 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), to the Company's employees and any parent and subsidiary employees, and for

INOVALON HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10. STOCK-BASED COMPENSATION (in thousands, except share and per share amounts, and percentages) (Continued)

the grant of non-qualified stock options, stock appreciation rights, restricted stock, RSUs, dividend equivalent rights, cash-based awards (including annual cash incentives and long-term cash incentives), and any combination thereof to the Company's employees, directors, and consultants and to employees, directors, and consultants of certain affiliated entities. The Company has reserved for issuance under the 2015 Plan shares of its Class A common stock equal to the sum of: (i) 7,335,430 shares of Class A common stock; and (ii) the number of shares of its Class A common stock in respect of the number of shares of its common stock underlying awards granted under the Company's 2007 Long-Term Incentive Plan, which was terminated upon completion of the IPO, (6,940,055 as of June 30, 2015), that are forfeited, canceled, or expire (whether voluntarily or involuntarily).

Restricted Stock Awards

        On May 28, 2015, the Company granted 71,946 RSAs pursuant to the 2015 Plan. RSAs granted to directors fully vest upon the one year anniversary of the award grant date, and RSAs granted to employees vest ratably over five years on each anniversary of the award grant date. Upon vesting, the Company will deliver shares of the Company's Class A common stock to the holders. Pursuant to the terms of the awards, any unvested shares terminate upon the RSA holders' separation from the Company. The grant date fair value of the RSAs was $2,000, in aggregate, or $27.80 per RSA. The Company will recognize share-based compensation expense following the straight-line method, net of estimated forfeitures over the requisite service period. The Company estimates future forfeitures at the date of grant and revises the estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Restricted Stock Units

        On March 5, 2015, the Company granted 76,273 RSUs pursuant to the 2015 Plan. The awards granted vest ratably over five years on each anniversary of the award grant date, and upon vesting, the Company will deliver to the holder shares of the Company's Class A common stock under the 2015 Plan. Pursuant to the terms of the awards, any unvested shares terminate upon the RSU holders' separation from the Company. The grant date fair value of the RSUs was $2,337, in aggregate, or $30.64 per RSU. The Company will recognize share-based compensation expense following the straight-line method, net of estimated forfeitures over the requisite service period. The Company estimates future forfeitures at the date of grant and revises the estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

  •
  the effects of consolidation in the managed care industry;

  •
  the effects of tax legislation changes in jurisdictions within which we operate;

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

        Our revenue for the three and six months ended June 30, 2015, was $117.6 million and $211.3 million, respectively, representing 17% and 14% growth over the three and six months ended June 30, 2014, respectively. Net income for the three and six months ended June 30, 2015 was $26.1 million and $39.9 million, respectively, representing 22% and 19% of revenue for the three and six months ended June 30, 2014, respectively. For the three and six months ended June 30, 2015, we generated Adjusted EBITDA of $52.7 million and $84.8 million, respectively, representing a 17% and 14% increase over the same periods, respectively, in the prior year, and generated an Adjusted EBITDA margin of 44.8% and 40.1% for the three and six months ended June 30, 2015. Non-GAAP net income for the three and six months ended June 30, 2015 was $27.4 million and $42.5 million, respectively, representing 23% and 20% of revenue, respectively. Adjusted EBITDA, Adjusted EBITDA margin, and Non-GAAP net income are measures that are not presented in accordance with GAAP. For a reconciliation of net income to Adjusted EBITDA and Non-GAAP net income, and definitions of the measures including why they are useful, see "Non-GAAP Financial Measures," provided below.

        On February 18, 2015, we completed our initial public offering of 22,222,222 shares of Class A common stock and, upon the underwriters' exercise of their option to purchase additional shares, issued an additional 3,142,581 shares of Class A common stock for a total of 25,364,803 shares issued (the "IPO"). All of the shares issued in the IPO were primary shares offered by us as none of our stockholders sold any shares in the IPO. The offering price of the shares sold in the IPO was $27.00 per share, resulting in net proceeds to us, after underwriters' discounts and commissions and other expenses payable by us, of $639.1 million. Our Class A common stock is currently traded on the NASDAQ Global Select Market under the symbol "INOV."

 Quarterly Key Metrics

        We review certain metrics quarterly, including the key metrics shown in the table below. We believe that these metrics are indicative of our overall level of analytical activity and the underlying growth in our business.

	As of June 30,
	2015	2014
Quarterly Key Metrics (in thousands)(1):
MORE[2] Registry® dataset metrics
Unique patient count(2)	123,385	112,325
Medical event count(3)	9,761,208	8,687,886
Trailing 12 month Patient Analytics Months (PAM)(4)	18,791,504	14,511,058

(1)
MORE2 Registry® dataset metrics and Trailing 12 month PAM, each of which is presented in the table, are key operating metrics that management uses to assess our level of operational activity. While we believe that each of these metrics is indicative of our overall level of analytical activity and the underlying growth in our business, increases or decreases in these metrics do not necessarily correlate to proportional increases or decreases in revenue, Adjusted EBITDA, net income or Non-GAAP net income. For instance, although increased levels of analytical activity historically have corresponded to increases in revenue over the long term, differences in fees charged for different analytical packages exist and differences in how analytics trigger the applicability of our cloud-based data-driven intervention platforms may result in increases in analytical activity that do not result in proportional increases in revenue, Adjusted EBITDA, net income or Non-GAAP net income (and vice versa). Accordingly, while we believe the presentation of these operating metrics is helpful to investors in understanding our business; these metrics have limitations and should not be considered as substitutes for analysis of our financial results reported under GAAP. In addition, we believe that other companies, including companies in our industry, do not present similar operating metrics and that there is no commonly accepted method of calculating these metrics, which may reduce their usefulness as comparative measures.

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

        Innovation and Platform Development.    Our business model is based upon our ability to deliver value to our clients through the combination of advanced, cloud-based data analytics and cloud-based data-driven intervention platforms focused on the achievement of meaningful and measureable improvements in clinical and quality outcomes, utilization, and financial performance in healthcare. Our ability to deliver this value is dependent in part on our ability to continue to innovate, design new capabilities, and bring these capabilities to market in an enterprise scale. Our continued ability to innovate our platform and bring differentiated capabilities to market is an important aspect of our business success, and accordingly, we expect investment in innovation to increase as a percentage of revenue when examined on a full year basis, although, timing of investment may vary from quarter to quarter. Our investment in innovation includes costs for research and development, capitalized software development, and expenditures related to hardware and software platforms on which our data analytics and data-driven interventions capabilities are deployed as summarized below (in thousands, except percentages).

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Investment in Innovation:
Research and development(1)	$5,504	$5,144	$10,915	$11,192
Capitalized software development(2)	5,237	4,054	9,745	7,678
Research and development infrastructure investments(3)	439	1,856	539	2,940

Total investment in innovation	$11,180	$11,054	$21,199	$21,810

As a percentage of revenue
Research and development(1)	5%	5%	5%	6%
Capitalized software development(2)	5%	4%	5%	4%
Research and development infrastructure investments(3)	0%	2%	0%	2%

Total investment in innovation	10%	11%	10%	12%

(1)
Research and development primarily includes employee costs related to the development and enhancement of our service offerings.

(2)
Capitalized software development includes capitalized costs incurred to develop and enhance functionality for our data analytics and data-driven intervention platforms.

(3)
Research and development infrastructure investments include strategic expenditures related to hardware and software platforms under development or enhancement.

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

Results of Operations

        The following table set forth our consolidated statement of operations data for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$117,618	$100,957	$211,251	$185,631
Expenses:
Cost of revenue(1)	33,602	28,899	65,453	57,486
Sales and marketing(1)	2,377	1,612	4,227	2,945
Research and development(1)	5,504	5,144	10,915	11,192
General and administrative(1)	25,327	21,341	49,585	41,275
Depreciation and amortization	4,812	5,114	9,727	9,969

Total operating expenses	71,622	62,110	139,907	122,867

Income from operations	45,996	38,847	71,344	62,764

Other income and (expenses):
Interest income	615	1	623	3
Interest expense	(1,105)	(49)	(2,208)	(62)

Income before taxes	45,506	38,799	69,759	62,705
Provision for income taxes	19,370	15,169	29,864	24,518

Net income	$26,136	$23,630	$39,895	$38,187

(1) Includes stock-based compensation expense as follows:
Cost of revenue	$29	$—	$57	$—
Sales and marketing	41	—	56	—
Research and development	298	—	660	—
General and administrative	1,554	436	2,921	822

Total stock-based compensation expense	$1,922	$436	$3,694	$822

        The following table sets forth our consolidated statement of operations data for each of the periods presented as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	100%	100%	100%	100%
Expenses:
Cost of revenue	29	29	31	31
Sales and marketing	2	2	2	2
Research and development	5	5	5	6
General and administrative	21	21	23	22
Depreciation and amortization	4	5	5	5

Total operating expenses	61	62	66	66

Income from operations	39	38	34	34

Other income and (expenses):
Interest income	1	—	—	—
Interest expense	(1)	—	(1)	—

Income before taxes	39	38	33	34
Provision for income taxes	16	15	14	13

Net income	23%	23%	19%	21%

Three and Six Months Ended June 30, 2015 and 2014

Revenue

	Three Months Ended June 30,		2014 to 2015 Change		Six Months Ended June 30,		2014 to 2015 Change
	2015	2014	$	%	2015	2014	$	%
	(dollars in thousands)
Total revenue	$117,618	$100,957	$16,661	17%	$211,251	$185,631	$25,620	14%

        Three and Six Months Ended June 30, 2015 compared with Three and Six Months Ended June 30, 2014.    Revenue during the three months ended June 30, 2015 increased by approximately $16.7 million, or 17%, compared with the three months ended June 30, 2014. The increase was primarily attributable to an increase in revenue from new clients of $9.4 million along with a net increase of $7.3 million from existing clients.

        Revenue during the six months ended June 30, 2015 increased by approximately $25.6 million, or 14%, compared with the six months ended June 30, 2014. The increase was primarily attributable to an increase in revenue from new clients of $14.6 million along with a net increase of $11.0 million from existing clients.

Cost of Revenue

	Three Months Ended June 30,		2014 to 2015 Change		Six Months Ended June 30,		2014 to 2015 Change
	2015	2014	$	%	2015	2014	$	%
	(dollars in thousands)
Cost of revenue	$33,602	$28,899	$4,703	16%	$65,453	$57,486	$7,967	14%
Cost of revenue as a percentage of revenue	29%	29%			31%	31%

        Three and Six Months Ended June 30, 2015 compared with Three and Six Months Ended June 30, 2014.    During the three months ended June 30, 2015, cost of revenue increased by approximately $4.7 million, or 16%, compared with the three months ended June 30, 2014. The $4.7 million increase in cost of revenue was primarily due to the corresponding increase in revenue of $16.7 million, or 17%, and resulted from an increase in employee-related expenses, driven by an increase in providing a greater volume of partially-automated data-driven intervention services for our new and existing clients that leveraged insights enabled by our cloud-based data analytics during the three months ended June 30, 2015. Cost of revenue as a percentage of revenue was 29% for the three months ended June 30, 2015 and 2014.

        During the six months ended June 30, 2015, cost of revenue increased by approximately $8.0 million, or 14%, compared with the six months ended June 30, 2014. The increase in cost of revenue was directly proportional to the increase in revenue of $25.6 million, or 14%, during the six months ended June 30, 2015. The $8.0 million increase in cost of revenue was primarily due to an increase in employee-related expenses related to providing a greater volume of partially-automated data-driven intervention services for our new and existing clients that leveraged insights enabled by our cloud-based data analytics during the six months ended June 30, 2015. Cost of revenue as a percentage of revenue was 31% for the six months ended June 30, 2015 and 2014.

Sales and Marketing

	Three Months Ended June 30,		2014 to 2015 Change		Six Months Ended June 30,		2014 to 2015 Change
	2015	2014	$	%	2015	2014	$	%
	(dollars in thousands)
Sales and marketing	$2,377	$1,612	$765	47%	$4,227	$2,945	$1,282	44%
Sales and marketing as a percentage of revenue	2%	2%			2%	2%

        Three and Six Months Ended June 30, 2015 compared with Three and Six Months Ended June 30, 2014.    During the three months ended June 30, 2015, sales and marketing expenses increased by approximately $0.8 million, or 47%, compared with the three months ended June 30, 2014. The increase was primarily attributable to increased employee related expenses of $0.7 million, which was driven by our investment in additional sales personnel to focus on adding new clients and capturing an increased amount of our market opportunity, along with an increase of $0.1 million in marketing program spend.

        During the six months ended June 30, 2015, sales and marketing expenses increased by approximately $1.3 million, or 44%, compared with the six months ended June 30, 2014. The increase was primarily attributable to increased employee related expenses of $0.9 million, which was driven by our investment in additional sales personnel to focus on adding new clients and capturing an increased amount of our market opportunity, along with an increase of $0.4 million in marketing program spend.

Research and Development

	Three Months Ended June 30,		2014 to 2015 Change		Six Months Ended June 30,		2014 to 2015 Change
	2015	2014	$	%	2015	2014	$	%
	(dollars in thousands)
Research and development	$5,504	$5,144	$360	7%	$10,915	$11,192	$(277)	(2)%
Research and development as a percentage of revenue	5%	5%			5%	6%

        Three and Six Months Ended June 30, 2015 compared with Three and Six Months Ended June 30, 2014.    During the three months ended June 30, 2015, research and development expense increased by approximately $0.4 million, or 7%, compared with the three months ended June 30, 2014. The increase of approximately $0.4 million was primarily attributable to an increase of $1.3 million in employee-related expenses and certain third-party consulting fees, which includes an increase of $0.3 million in stock based compensation expense, and was partially offset by growth in the capitalization of internal-use software development costs of $0.9 million compared to the prior period.

        During the six months ended June 30, 2015, research and development expense decreased by approximately $0.3 million, or 2%, compared with the six months ended June 30, 2014. The decrease of approximately $0.3 million was primarily attributable to growth in the capitalization of internal-use software development costs of $1.9 million compared to the prior period, which was partially offset by an increase of $1.6 million in employee-related expenses and certain third-party consulting fees, which includes an increase of $0.7 million in stock based compensation expense.

General and Administrative

	Three Months Ended June 30,		2014 to 2015 Change		Six Months Ended June 30,		2014 to 2015 Change
	2015	2014	$	%	2015	2014	$	%
	(dollars in thousands)
General and administrative	$25,327	$21,341	$3,986	19%	$49,585	$41,275	$8,310	20%
General and administrative as a percentage of revenue	22%	21%			23%	22%

        Three and Six Months Ended June 30, 2015 compared with Three and Six Months Ended June 30, 2014.    During the three months ended June 30, 2015, general and administrative expense increased by approximately $4.0 million, or 19%, compared with the three months ended June 30, 2014. Throughout the second half of 2014 and first half of 2015, we increased our investment in incremental personnel to support our growth and our transition from being a private to a public company. Our investment resulted in an increase in employee related costs of $3.9 million, which includes an increase of approximately $1.1 million related to stock-based compensation expense, for the three months ended June 30, 2015 compared to the prior year.

        During the six months ended June 30, 2015, general and administrative expense increased by approximately $8.3 million, or 20%, compared with the six months ended June 30, 2014. Throughout the second half of 2014 and first half of 2015, we increased our investment in incremental personnel to support our growth and our transition from being a private to a public company. Our investment resulted in an increase in employee related costs of $8.2 million, which includes an increase of approximately $2.1 million related to stock-based compensation expense, for the six months ended June 30, 2015 compared to the prior year.

Depreciation and Amortization

	Three Months Ended June 30,		2014 to 2015 Change		Six Months Ended June 30,		2014 to 2015 Change
	2015	2014	$	%	2015	2014	$	%
	(dollars in thousands)
Depreciation and amortization	$4,812	$5,114	$(302)	(6)%	$9,727	$9,969	$(242)	(2)%
Depreciation and amortization as a percentage of revenue	4%	5%			5%	5%

        Three and Six Months Ended June 30, 2015 compared with Three and Six Months Ended June 30, 2014.    During the three months ended June 30, 2015, depreciation and amortization expense decreased by approximately $0.3 million, or 6%, compared with the three months ended June 30, 2014. Depreciation and amortization expense as a percentage of revenue, decreased to 4% of revenue for the three months ended June 30, 2015, as compared with 5% of revenue for the three months ended June 30, 2014. During the three months ended June 30, 2015 amortization of intangible assets decreased by approximately $1.2 million and was partially offset by increased amortization of capitalized software of $0.7 million and computer equipment of $0.1 million, as compared with the three months ended June 30, 2014.

        During the six months ended June 30, 2015, depreciation and amortization expense decreased by approximately $0.2 million, or 2%, compared with the six months ended June 30, 2014. Depreciation and amortization expense as a percentage of revenue for the six months ended June 30, 2015, was consistent with the six months ended June 30, 2014. During the six months ended June 30, 2015 amortization of intangible assets decreased by approximately $2.1 million and was partially offset by increased amortization of capitalized software of $1.6 million and computer equipment of $0.2 million, as compared with the six months ended June 30, 2014.

Interest Income

	Three Months Ended June 30,			2014 to 2015 Change			Six Months Ended June 30,				2014 to 2015 Change
	2015	2014		$	%		2015		2014		$	%
	(dollars in thousands)
Interest income	$615	$1		$614		*%	$623		$3		$620		*%
Interest income as a percentage of revenue	1%	*	%				*	%	*	%

*
not meaningful

        Three and Six Months Ended June 30, 2015 compared with Three and Six Months Ended June 30, 2014.    The interest income for the three and six months ended June 30, 2015 is attributable to the Company's available-for-sale, short-term investments, which the Company initiated its investment activities during the three months ended June 30, 2015.

Interest Expense

	Three Months Ended June 30,			2014 to 2015 Change			Six Months Ended June 30,			2014 to 2015 Change
	2015	2014		$	%		2015	2014		$	%
	(dollars in thousands)
Interest expense	$1,105	$49		$1,056		*%	$2,208	$62		$2,146		*%
Interest expense as a percentage of revenue	1%	*	%				1%	*	%

*
not meaningful

        Three and Six Months Ended June 30, 2015 compared with Three and Six Months Ended June 30, 2014.    The interest expense for the three and six months ended June 30, 2015 is attributable to the Term Loan Facility borrowed on September 19, 2014.

Provision for Income Taxes

	Three Months Ended June 30,		2014 to 2015 Change		Six Months Ended June 30,		2014 to 2015 Change
	2015	2014	$	%	2015	2014	$	%
	(dollars in thousands)
Provision for income taxes	$19,370	$15,169	$4,201	28%	$29,864	$24,518	$5,346	22%
Effective tax rate	43%	39%			43%	39%

        Three and Six Months Ended June 30, 2015 compared with Three and Six Months Ended June 30, 2014.    During the three months ended June 30, 2015, provision for income taxes increased by approximately $4.2 million, or 28%, compared to the three months ended June 30, 2014. The growth of our operations resulted in a $2.6 million increase in income taxes for the three months ended June 30, 2015. In addition, expected state income taxes, net of federal income tax effect and related deferred tax adjustments increased approximately $1.5 million resulting primarily from New York City's change in revenue sourcing methodology which in turn increased the Company's effective state tax rate. New York City's revenue sourcing methodology change was passed into legislation in April 2015 and was retroactive to January 1, 2015. As a result of the statutory income tax rate change, the effective tax rate increased to 43% for the three months ended June 30, 2015 from 39% in the same period of the prior year.

        During the six months ended June 30, 2015, provision for income taxes increased by approximately $5.3 million, or 22%, compared to the six months ended June 30, 2014. The growth of our operations resulted in a $2.8 million increase in income taxes for the six months ended June 30, 2015. In addition, expected state income taxes, net of federal income tax effect and related deferred tax adjustments increased approximately $2.5 million resulting primarily from changes in revenue sourcing methodology passed into legislation by each of New York State and New York City, resulting in an increase in the Company's effective state tax rate. As a result of the statutory income tax rate change, the effective tax rate increased to 43% for the six months ended June 30, 2015 from 39% in the same period of the prior year.

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

        Historically, our principal source of liquidity has been cash generated by operating activities. Our cash generated from operations has been sufficient to fund our growth, including our on-going investment in innovation and capital expenditures. In addition, during the first quarter of 2015, we received net proceeds from our IPO of $639.1 million. As of June 30, 2015, including proceeds received upon completion of our IPO, we had a combined balance of cash, cash equivalents and short-term investments of approximately $797.0 million.

        We believe our current cash and cash equivalent balance, our short-term investment balance, expected cash generated by operating activities and availability of cash under our Credit Facilities is sufficient to fund our operations, finance our strategic initiatives, and fund our investment in innovation and new service offerings, for the foreseeable future.

  Debt

        As of June 30, 2015, we had outstanding indebtedness under our Credit Facilities and capital lease obligations of $290.0 million and $0.4 million, respectively, and had only capital lease obligations of $0.3 million as of June 30, 2014. As of June 30, 2015, we were in compliance with the covenants under the Credit Agreement.

Term Loan Facility

        As of June 30, 2015, the principal amount outstanding under the Term Loan Facility was $290.0 million. The Term Loan Facility has a five-year term. The Term Loan Facility is an amortizing facility with principal payments quarterly and interest payments monthly. Scheduled principal payments of $10.0 million and interest payments totaling $2.2 million were paid during the six months ended June 30, 2015.

Revolving Credit Facility

        Borrowings under the Revolving Credit Facility became available, subject to compliance with the terms and conditions set forth in the Credit Agreement, beginning (at our option) after the consummation of our IPO on February 18, 2015. No amounts were drawn against the Revolving Credit Facility during the six months ended June 30, 2015. The Revolving Credit Facility is scheduled to mature on March 31, 2020. The interest rate for the Revolving Credit Facility is LIBOR plus 1.25% per annum or the base rate plus 0.25% per annum (at our election).

  Cash Flows—Comparison of the Six Months Ended June 30, 2015 and 2014

  Operating Cash Flow Activities

        Net cash provided by operating activities during the six months ended June 30, 2015 was approximately $19.7 million, a decrease of approximately $12.5 million compared with the six months ended June 30, 2014. Cash provided by operating activities was driven by net income of approximately $39.9 million, as adjusted for the exclusion of non-cash expenses totaling approximately $11.1 million, which was partially offset by approximately $31.2 million related to the effect of changes in working capital and other balance sheet accounts, driven by payroll timing, customer payments and vendor payments.

  Investing Cash Flow Activities

        Net cash flows used in investing activities primarily relate to cash used to purchase short-term investments, net of maturities. We also use cash to invest in capital assets to support our growth and innovation. We make investments in innovation, including research and development expense, capital software development costs, and research and development infrastructure investments, on a recurring basis. We expect our investment in innovation to increase in the foreseeable future to support our continued growth and new service offerings.

        Net cash used in investing activities during the six months ended June 30, 2015 was approximately $617.3 million, an increase in cash outflow of approximately $606.5 million compared with the six months ended June 30, 2014. The increase in cash outflow was primarily resulted from $604.7 million in net purchases of short-term investments and investments in capitalized software and property and equipment of approximately $12.7 million.

  Financing Cash Flow Activities

        Cash provided by financing activities during the six months ended June 30, 2015 was approximately $629.5 million, an increase of approximately $641.4 million in cash inflow compared with the six months ended June 30, 2014. The cash provided by financing activities during the six months ended June 30, 2015 is primarily comprised of $639.1 million for the issuance of common stock in the IPO, and was partially offset by repayments of borrowings under our Credit Facilities of $10.0 million.

  Contractual Obligations

        The following table summarizes our future payments in cash, excluding the effects of time value, on contractual obligations by period as of June 30, 2015:

	Payments Due by Period
	(in thousands)
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Credit facilities(1)	$290,000	$16,250	$60,000	$213,750	$—
Operating lease obligations	21,413	3,248	12,441	5,724	—

Total	$311,413	$19,498	$72,441	$219,474	$—

(1)
We have cash interest requirements due on the Credit Facilities at variable rates which are not included in the above table.

        Our existing operating lease agreements may provide us with the option to renew. Our future operating lease obligations would change if we entered into additional operating lease agreements or if we exercised renewal options.

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

Off-Balance Sheet Arrangements

        As of June 30, 2015, we did not have any off-balance sheet arrangements.

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

        We use Adjusted EBITDA and Adjusted EBITDA margin as supplemental measures of performance to gain insight into operating effectiveness. We use Adjusted EBITDA and Adjusted EBITDA margin as key metrics to assess our ability to increase revenues while controlling expense growth and the scalability of our business model. We believe that the exclusion of the expenses eliminated in calculating Adjusted EBITDA and Adjusted EBITDA margin provides management and investors a useful measure for period-to-period comparisons of our core business and operating results by excluding items that are not comparable across reporting periods or that do not otherwise relate to our ongoing operating results. Accordingly, we believe that Adjusted EBITDA and Adjusted EBITDA margin provide useful information to investors and others in understanding and evaluating our operating results. However, use of Adjusted EBITDA and Adjusted EBITDA margin as analytical tools has limitations, and you should not consider them in isolation or as substitutes for analysis of our financial results as reported under GAAP. In addition, other companies, including companies in our industry, might calculate Adjusted EBITDA and Adjusted EBITDA margin or similarly titled measures differently, which may reduce their usefulness as comparative measures.

        The following table presents a reconciliation of net income to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Reconciliation of Net Income to Adjusted EBITDA:
Net income	$26,136	$23,630	$39,895	$38,187
Depreciation and amortization	4,812	5,114	9,727	9,969
Interest expense	1,105	49	2,208	62
Interest (income)	(615)	(1)	(623)	(3)
Provision for income taxes	19,370	15,169	29,864	24,518

EBITDA	50,808	43,961	81,071	72,733
Stock-based compensation	1,922	436	3,694	822
Other non-comparable items(a)	—	—	—	—
Professional service fees(b)	—	592	—	846

Adjusted EBITDA	$52,730	$44,989	$84,765	$74,401

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

        The following table presents a reconciliation of net income to Non-GAAP net income for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Reconciliation of Net Income to Non-GAAP net income:
Net income	$26,136	$23,630	$39,895	$38,187
Stock-based compensation	1,922	436	3,694	822
Amortization of acquired intangible assets	261	1,433	803	2,966
Other non-comparable items(a)	—	—	—	—
Professional service fees(b)	—	592	—	846
Tax impact of add-back items(c)	(929)	(982)	(1,930)	(1,849)

Non-GAAP net income	$27,390	$25,109	$42,462	$40,972

(a)
Other "non-comparable items" include items that are not comparable across reporting periods or that do not otherwise relate to the Company's ongoing financial results. Non comparable items are excluded from Non-GAAP net income in order to more effectively assess the Company's period over period and on-going operating performance.

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

        Our primary market risk exposure is related to changes in interest rates on our variable rate debt and marketable securities.

        Our variable rate debt includes our Term Loan Facility and our Revolving Credit Facility. As of June 30, 2015, we had $290.0 million outstanding under our Term Loan Facility at an effective interest rate of 1.4%. As a result, if market interest rates were to increase by 1.0%, or 100 basis points, interest expense would decrease future earnings and cash flows, net of estimated tax benefits, by approximately $1.7 million annually, assuming that we do not enter into contractual hedging arrangements. As of June 30, 2015 there was no balance outstanding on the Revolving Credit Facility.

        We had cash, cash equivalents and short-term investments totaling approximately $797.0 million as of June 30, 2015. This amount was invested primarily in marketable securities including corporate notes and bonds, U.S. agency obligations, commercial paper, U.S. treasury securities, certificates of deposit and money market funds. The cash and cash equivalents are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

        Our cash equivalents and our short-term investments are subject to market risk due to changes in interest rates, which could affect our results of operations. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fluctuate due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However because we classify our marketable securities as "available for sale," no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary.

        An immediate increase of 100-basis points in interest rates would have resulted in an approximate $7.4 million market value reduction in our investment portfolio as of June 30, 2015. An immediate decrease of 100-basis points in interest rates would have increased the market value by approximately $10.7 million as of June 30, 2015. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in accumulated other comprehensive income, and are realized only if we sell the underlying securities.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer ("CEO") and chief financial officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that, as of June 30, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control

        There have been no changes in the our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

  Issuer Purchases of Equity Securities

        None.

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

Date: August 6, 2015	INOVALON HOLDINGS, INC.
	By:	/s/ KEITH R. DUNLEAVY, M.D. Keith R. Dunleavy, M.D. Chief Executive Officer and Chairman
	By:	/s/ THOMAS R. KLOSTER Thomas R. Kloster Chief Financial Officer