Form 10-Q
period 2015-09-30
Inovalon Holdings, Inc.
filed 2015-11-05
CIK 1619954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
or
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

        As of November 3, 2015, the registrant had 49,351,375 shares of Class A common stock outstanding and 101,529,091 shares of Class B common stock outstanding.

INOVALON HOLDINGS, INC.

FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015

PART I—FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

INOVALON HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value amounts)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$166,507	$162,567
Short-term investments	547,580	—
Accounts receivable (net of allowances of $741 and $1,827 at September 30, 2015 and December 31, 2014, respectively)	93,531	43,938
Prepaid expenses and other current assets	16,680	6,015
Income tax receivable	22,849	6,797
Deferred income taxes	1,436	491

Total current assets	848,583	219,808
Non-current assets:
Property, equipment and capitalized software, net	60,757	50,962
Goodwill	136,507	62,269
Intangible assets, net	63,397	7,447
Other assets	4,136	2,083

Total assets	$1,113,380	$342,569

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$18,758	$10,974
Accrued compensation	38,750	15,305
Other current liabilities	9,619	1,992
Deferred revenue	4,566	3,904
Deferred rent	763	567
Credit facilities	15,000	18,750
Capital lease obligation	109	99

Total current liabilities	87,565	51,591
Non-current liabilities:
Credit facilities, less current portion	270,000	281,250
Capital lease obligation, less current portion	251	168
Deferred rent	2,657	2,619
Deferred income taxes	36,005	15,163

Total liabilities	396,478	350,791

Commitments and contingencies (Note 10)
Stockholders' equity (deficit):
Common stock, $0.000005 par value, 900,000,000 shares authorized, zero shares issued and outstanding at each of September 30, 2015 and December 31, 2014, respectively	—	—
Class A common stock, $0.000005 par value, 750,000,000 shares authorized, 47,032,571 and 11,109,285 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	—	—
Class B common stock, $0.000005 par value, 150,000,000 shares authorized, 103,615,293 and 122,257,145 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	1	1
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, zero shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	—	—
Additional paid-in-capital	486,541	110,317
Retained earnings	231,492	181,477
Treasury stock, at cost, zero shares at September 30, 2015 and 11,109,285 at December 31, 2014	—	(300,017)
Accumulated other comprehensive loss	(1,132)	—

Total stockholders' equity (deficit)	716,902	(8,222)

Total liabilities and stockholders' equity (deficit)	$1,113,380	$342,569

See notes to condensed consolidated financial statements.

INOVALON HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per-share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$105,459	$85,991	$316,710	$271,622
Expenses:
Cost of revenue(1)	38,394	27,579	103,847	85,065
Sales and marketing(1)	3,946	2,410	8,173	5,355
Research and development(1)	6,283	6,184	17,198	17,376
General and administrative(1)	32,437	21,645	82,022	62,920
Depreciation and amortization	5,526	5,043	15,253	15,012

Total operating expenses	86,586	62,861	226,493	185,728

Income from operations	18,873	23,130	90,217	85,894

Other income and (expenses):
Realized losses on short-term investments	(329)	—	(329)	—
Interest income	1,184	1	1,807	4
Interest expense	(1,110)	(147)	(3,318)	(209)

Income before taxes	18,618	22,984	88,377	85,689
Provision for income taxes	8,498	9,318	38,362	33,836

Net income	$10,120	$13,666	$50,015	$51,853

Net income attributable to common stockholders, basic and diluted	$10,115	$13,666	$50,003	$51,853

Net income per share attributable to common stockholders, basic and diluted:
Basic net income per share	$0.07	$0.10	$0.35	$0.39

Diluted net income per share	$0.07	$0.10	$0.34	$0.38

Weighted average shares of common stock outstanding:
Basic	148,871	131,779	144,000	133,640

Diluted	151,835	134,538	147,409	135,835

(1)
Includes stock-based compensation expense as follows:

Cost of revenue	$28	$—	$85	$—
Sales and marketing	66	—	122	—
Research and development	292	—	952	—
General and administrative	1,619	518	4,540	1,340

Total stock-based compensation expense	$2,005	$518	$5,699	$1,340

See notes to condensed consolidated financial statements.

INOVALON HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$10,120	$13,666	$50,015	$51,853
Other comprehensive income:
Realized losses on short-term investments reclassified from accumulated other comprehensive income	(329)	—	(329)	—
Net change in unrealized gains and (losses) on available-for-sale investments	849	—	(803)	—

Comprehensive income	$10,640	$13,666	$48,883	$51,853

See notes to condensed consolidated financial statements

INOVALON HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited, in thousands, except share amounts)

					Issued Class A & B Common Stock
	Preferred Stock		Common Stock				Treasury Stock				Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
									Additional Paid-in Capital	Retained Earnings
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance—December 31, 2014	—	$—	—	$—	133,366,430	$1	(11,109,285)	$(300,017)	$110,317	$181,477	$—	$(8,222)
Issuance of common stock upon initial public offering, net of offering costs	—	—	—	—	14,255,518	—	—	—	359,170	—	—	359,170
Issuance of treasury stock upon initial public offering, net of offering costs	—	—	—	—	—	—	11,109,285	300,017	(20,115)	—	—	279,902
Stock compensation expense	—	—	—	—	71,946	—	—	—	5,581	—	—	5,581
Issuance of common stock related to business combination	—	—	—	—	235,737	—	—	—	3,847	—	—	3,847
Exercise of stock options	—	—	—	—	2,718,233	—	—	—	11,702	—	—	11,702
Tax benefit from exercise of non-qualified stock options	—	—	—	—	—	—	—	—	16,039	—	—	16,039
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(1,132)	(1,132)
Net income	—	—	—	—	—	—	—	—	—	50,015	—	50,015

Balance—September 30, 2015	—	$—	—	$—	150,647,864	$1	—	$—	$486,541	$231,492	$(1,132)	$716,902

See notes to condensed consolidated financial statements.

INOVALON HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$50,015	$51,853
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense, (inclusive of $118 and $0, respectively, of ESPP expense)	5,699	1,340
Depreciation	13,683	11,185
Amortization of intangibles	1,570	3,827
Amortization/accretion of premiums or discounts on short-term investments	1,315	—
Realized losses on short-term investments	329	—
Tax payments for equity award issuances	582	—
Excess tax benefits from share-based compensation	(16,039)	—
Deferred income taxes	(714)	(230)
Loss on disposal of long-lived assets	116	—
Impairment of long-lived assets	—	109
Loss on impairment of long-lived assets	—	165
Changes in assets and liabilities:
Accounts receivable	(36,581)	(18,638)
Prepaid expenses and other current assets	(1,628)	(2,620)
Income taxes receivable	4,663	(1,547)
Other assets	(1,895)	(822)
Accounts payable	4,890	1,455
Accrued compensation	18,691	3,513
Other liabilities	796	1,076
Deferred rent	(398)	(153)
Deferred revenue	(938)	(665)

Net cash provided by operating activities	44,156	49,848

Cash flows from investing activities:
Acquisition, net of cash acquired of $4,037	(114,015)	—
Escrow funding associated with acquisition	(7,875)	—
Purchases of short-term investments	(783,485)	—
Maturities and sales of short-term investments	233,130	—
Purchases of property and equipment	(4,539)	(6,347)
Investment in capitalized software	(14,557)	(11,283)
Proceeds from sale of property and equipment	(24)	22

Net cash used in investing activities	(691,365)	(17,608)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of underwriters' discount	362,082	—
Proceeds from issuance of treasury stock, net of underwriters' discount	282,172	—
Payment of offering costs	(5,182)	—
Proceeds from credit facility borrowings	—	300,000
Repayment of credit facility borrowings	(15,000)	—
Repurchase of common stock	—	(309,083)
Dividends paid	—	(2,852)
Capital lease obligations paid	(82)	(101)
Tax for equity award issuances	(582)	—
Excess tax benefits from share-based compensation	16,039	429
Proceeds from exercise of stock options	11,702	720

Net cash provided by (used in) financing activities	651,149	(10,887)

Increase in cash and cash equivalents	3,940	21,353
Cash and cash equivalents, beginning of period	162,567	110,594

Cash and cash equivalents, end of period	$166,507	$131,947

Supplementary cash flow disclosure:
Cash paid during the period for:
Income taxes, net of refunds	$34,705	$35,186
Interest	3,304	—
Non-cash investing activities:
Capital lease obligations incurred	175	14
Accounts payable for purchases of and investment in property, equipment and capitalized software	2,089	1,606
Accrued compensation for investment in capitalized software	910	189

See notes to condensed consolidated financial statements.

INOVALON HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

        Inovalon Holdings, Inc., (the "Company"), is a leading technology company that combines advanced cloud-based data analytics and data-driven intervention platforms to achieve meaningful impact in clinical and quality outcomes, utilization, and financial performance across the healthcare landscape. The value that the Company delivers to its clients is achieved by turning data into insights and those insights into action. Through the Company's large proprietary datasets, advanced integration technologies, sophisticated predictive analytics, and deep subject matter expertise, the Company delivers seamless, end-to-end platforms that bring the benefits of big data and large-scale analytics to the point of care. The Company's analytics platforms identify gaps in care, quality, data integrity, and financial performance, in its clients' datasets. The Company's data-driven intervention platforms enable clients to take the insights derived from the analytics and implement unique, patient-level solutions, drive impact and enhance patient engagement.

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

        On September 1, 2015, the Company acquired Avalere Health, Inc. ("Avalere") and has included its financial position into the Company's condensed consolidated financial statements as of that date. The preliminarily estimated fair values of the tangible and intangible assets acquired and liabilities assumed in connection with the purchase of Avalere have been recognized in the accompanying condensed consolidated balance sheet as of September 30, 2015, based upon their preliminarily estimated fair values on September 1, 2015. The excess of the acquisition consideration over the preliminary fair values of the net tangible and intangible assets was recorded as goodwill. The preliminary fair values recorded were based upon estimates and assumptions used in the Company's valuation methodology. These estimates and assumptions are subject to change during the measurement period, (up to one year from the acquisition date), and such changes, if any, may have a significant impact on the condensed consolidated financial statements (See Note 3 for further information).

INOVALON HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION (Continued)

        The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial reporting and as required by Rule 10-01 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements may not include all of the annual information and notes required by GAAP pursuant to such rules and regulations. In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of items of a normal and recurring nature, necessary to present fairly the Company's financial position as of September 30, 2015 and the results of operations, comprehensive income for the three and nine month periods ended September 30, 2015 and 2014, and cash flows for the nine month periods ended September 30, 2015 and 2014. The results of operations for the three and nine month periods ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities, disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. Significant estimates made by management include, but are not limited to: revenue recognition, specifically selling prices associated with the individual elements in multiple element arrangements and percentage of completion estimates on fixed price contracts; accounts receivable allowances; estimates of the fair value of the Company's pre-IPO common stock and the related estimates of the fair value of stock-based awards; fair value of intangibles and goodwill; depreciable lives of property, equipment and capitalized software; and useful lives of intangible assets. Actual results could differ from management's estimates, and such differences could be material to the Company's condensed consolidated financial position and results of operations. The Company's management considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these condensed consolidated financial statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(in thousands)

        Deferred IPO Issuance Costs—The Company capitalizes IPO costs, which primarily consist of direct incremental legal and accounting fees relating to the IPO. The IPO issuance costs were offset against IPO proceeds directly following the consummation of the IPO that occurred during February 2015. As of September 30, 2015, there were no deferred IPO issuance costs, and as of December 31, 2014, there was $2,888 deferred as prepaid expenses and other current assets.

INOVALON HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(in thousands) (Continued)

        Short-term investments—The Company classifies short-term investments as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All short-term investments are recorded at estimated fair value. Unrealized gains and losses for available-for-sale securities are included in accumulated other comprehensive loss, a component of stockholders' equity. The Company evaluates its investments to assess whether those with unrealized loss positions are other than temporarily impaired. The Company considers impairments to be other-than-temporary if they are related to deterioration in credit risk, if it is more likely than not that the Company will be required to or if the Company intends to sell the securities before the recovery of their cost basis. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported as components of other income and (expenses), in the condensed consolidated statements of income. Interest, amortization of premiums, and accretion of discount on short-term investments classified as available for sale are included as a component of interest income, in the condensed consolidated statements of income.

        The Company may sell short-term investments at any time, without significant penalty, for use in current operations or for other purposes, even if the short-term investments have not yet reached maturity. As a result, the Company classifies these investments, including securities with maturities beyond 12 months, as current assets in the accompanying condensed consolidated balance sheets.

        Recently Issued Accounting Standards—In May 2014, the Financial Accounting Standards Board ("FASB") issued updated guidance on revenue from contracts with customers. This revenue recognition guidance supersedes existing GAAP guidance, including most industry-specific guidance. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance identifies steps to apply in achieving this principle. On July 9, 2015, the FASB approved a one year deferral of the effective date of ASU 2014-09 to January 1, 2018. ASU 2014-09 may be applied either retrospectively or through the use of a modified-retrospective method. We are currently evaluating both methods of adoption as well as the effect ASU 2014-09 will have on the Company's condensed consolidated financial position, annual results of operations and cash flows.

        In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs." This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on the Company's financial disclosures and results.

        In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments ("ASU No. 2015-16"). ASU No. 2015-16 requires, for business combinations, that the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. ASU No. 2015-16 is effective for fiscal years beginning after December 15, 2015.

INOVALON HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. BUSINESS COMBINATIONS (in thousands, except share amounts)

        On September 1, 2015 (the "Acquisition Date"), pursuant to the provisions of the Share Purchase Agreement (the "Purchase Agreement"), the Company acquired 100 percent of the stock of Avalere. Avalere is a provider of data-driven advisory services and business intelligence solutions primarily to the pharmaceutical and life sciences industry. Certain portions of the stated purchase price of $140,000 are contingent upon the achievement of financial and operational objectives, and other portions are subject to continued employment provisions. The Company completed the acquisition of Avalere through the use of cash on hand and the issuance of 235,737 shares, subject to sale restrictions, of Class A common stock. The addition of Avalere, with its more than 200 pharmaceutical and life sciences clients, is expected to expand Inovalon's capabilities and client base into the expansive and adjacent markets of the pharmaceutical and life sciences industry.

        A summary of the composition of the stated purchase price and fair value of the stated purchase price is as follows:

Share Purchase Agreement purchase price	$140,000
Working capital adjustment	2,300

Subtotal	142,300

Fair Value Adjustments:
Restricted stock marketability discount	(1,153)
Performance objectives discount from maximum value	(600)
Post-acquisition compensation expense	(16,249)

Total fair value purchase price	$124,298

        The composition of the fair value purchase price is as follows:

Cash	$118,051
Issuance of Class A common stock	3,847
Contingent consideration	2,400

Total fair value purchase price	$124,298

Preliminary Recording of Assets Acquired and Liabilities Assumed

        Estimates of fair value included in the condensed consolidated financial statements, in conformity with ASC No. 820, Fair Value Measurements and Disclosures, represent the Company's best estimates and valuations developed with the assistance of independent appraisers and, where the following have not yet been completed or are not available, industry data and trends and by reference to relevant market rates and transactions. The following estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond the control of the Company. Accordingly, the Company cannot provide assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially. In accordance with ASC No. 805, Business Combinations, the allocation of the consideration value is subject to additional adjustment until the Company has completed its analysis, but not to exceed one year after the date of acquisition, which was September 1, 2015, to provide the Company with the time to complete the valuation of its assets and liabilities.

INOVALON HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. BUSINESS COMBINATIONS (in thousands, except share amounts) (Continued)

        The following table summarizes the preliminary purchase price allocation to assets acquired and liabilities assumed:

Cash and cash equivalents	$4,037
Accounts receivable	13,011
Current assets	1,958
Property, equipment and capitalized software	3,248
Intangible assets(1)	57,520
Goodwill(2)	74,238
Deferred income taxes	947
Other assets	224

Total assets acquired	155,183

Current liabilities	(11,054)
Deferred tax liability	(17,677)
Deferred revenue	(1,600)
Other liabilities	(554)

Total liabilities assumed	(30,885)

Net assets acquired	$124,298

(1)
Identifiable intangible assets were measured using a combination of an income approach and a market approach.

(2)
Goodwill is the excess of the consideration transferred over the net assets recognized and represents the future economic benefits, primarily as a result of other assets acquired that could not be individually identified and separately recognized. Goodwill is not amortized and is not deductible for tax purposes.

        The preliminary amounts attributed to identified intangible assets are summarized in the table below:

	Weighted Average Useful Life	Total
Customer relationships	10 years	$45,800
Tradename	10 years	8,300
Technology	5 years	2,600
Non-compete agreements	3 years	820

Total intangible assets		$57,520

        Acquisition-related costs were expensed as incurred. For the three and nine months ended September 30, 2015, the Company incurred acquisition-related costs of $1,330 recognized within "General and administrative" expenses in the accompanying condensed consolidated statements of income.

INOVALON HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. BUSINESS COMBINATIONS (in thousands, except share amounts) (Continued)

Avalere Results and Pro Forma Impact of Acquisition

        The following table presents revenue and income (loss) before taxes of Avalere since the acquisition date, September 1, 2015, included in the condensed consolidated statements of income:

Total
Revenue	$4,195
Income (loss) before taxes	$(278)

        The following table presents pro forma information, based on estimates and assumptions that the Company believes to be reasonable, for the Company as if the acquisition of Avalere had occurred at the beginning of the earliest period presented:

	Nine Months Ended September 30,
	2015	2014
Pro forma revenue	$349,222	$305,319
Pro forma income before taxes	$80,822	$78,178

        The pro forma information provided in the table above is not necessarily indicative of the condensed consolidated results of operations for future periods or the results that actually would have been realized had the acquisition been completed at the beginning of the periods presented.

4. NET INCOME PER SHARE(in thousands, except per share amounts)

        During September 2014, the Company completed a holding company reorganization. As part of the reorganization, the Company implemented a multi-class stock structure. The Company has retrospectively presented the impact on net income per share (EPS) of this reorganization by calculating EPS based on the newly authorized, issued and outstanding shares of Class A and Class B common stock. Holders of all outstanding classes of common stock participate ratably in earnings on an identical per share basis as if all shares were a single class.

        The Company has issued restricted share awards of Class A common stock (RSAs) under the 2015 Omnibus Incentive Plan. The Company considers issued and unvested RSAs to be participating securities as the holders of these RSAs have a non-forfeitable right to dividends in the event of the Company's declaration of a dividend on shares of Class A and Class B common stock. Subsequent to the issuance of the participating securities, the Company applied the two-class method required in calculating net income per share of Class A and Class B common stock.

        Undistributed net income for a given period is apportioned to participating securities based on the weighted-average shares of each class of common stock outstanding during the applicable period as a percentage of the total weighted-average shares outstanding during the same period.

INOVALON HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. NET INCOME PER SHARE(in thousands, except per share amounts) (Continued)

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

INOVALON HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. NET INCOME PER SHARE(in thousands, except per share amounts) (Continued)

        The numerators and denominators of the basic and diluted EPS computations for our common stock are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic
Numerator:
Net income	$10,120	$13,666	$50,015	$51,853
Undistributed earnings allocated to participating securities	(5)	—	(12)	—

Net income attributable to common stockholders—basic	$10,115	$13,666	$50,003	$51,853

Denominator:
Weighted average shares used in computing net income per share attributable to common stockholders—basic	148,871	131,779	144,000	133,640

Net income per share attributable to common stockholders—basic	$0.07	$0.10	$0.35	$0.39

Diluted
Numerator:
Net income attributable to common stockholders—diluted	$10,115	$13,666	$50,003	$51,853

Denominator:
Number of shares used for basic EPS computation	148,871	131,779	144,000	133,640
Effect of dilutive securities	2,964	2,759	3,409	2,195

Weighted average shares used in computing net income per share attributable to common stockholders—diluted	151,835	134,538	147,409	135,835

Net income per share attributable to common stockholders—diluted	$0.07	$0.10	$0.34	$0.38

INOVALON HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. NET INCOME PER SHARE (in thousands, except per share amounts) (Continued)

        The computation of diluted EPS does not include certain unvested awards, for the three and nine months ended September 30, 2015 and 2014, because their inclusion would have an anti-dilutive effect on EPS. The awards excluded because of their anti-dilutive effect are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Awards excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive	137	650	92	650

5. SHORT-TERM INVESTMENTS (in thousands)

        As of September 30, 2015, short-term investments consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Corporate notes and bonds	$363,643	$68	$(1,270)	$362,441
U.S. agency obligations	102,981	69	(15)	103,035
U.S. treasury securities	51,199	29	—	51,228
Commercial paper	22,946	1	(3)	22,944
Certificates of deposit	7,930	3	(1)	7,932

Total available-for-sale securities	$548,699	$170	$(1,289)	$547,580

        As of December 31, 2014, the Company held no short-term investments.

        The following table summarizes the estimated fair value of our short-term investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of the dates shown:

	September 30, 2015	December 31, 2014
Due in one year or less	$143,108	$—
Due in greater than one year	404,472	—

Total	$547,580	$—

INOVALON HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. SHORT-TERM INVESTMENTS (in thousands) (Continued)

        The Company has certain available-for-sale securities in a gross unrealized loss position, all of which have been in such position for less than 12 months. The Company reviews its debt securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial position and near-term prospects of the issuer and the Company's intent to sell, or whether it is more likely than not the Company will be required to sell the investment before recovery of the investment's amortized-cost basis. If the Company determines that an other-than-temporary decline exists, or if write downs related to credit losses are necessary, in one of these securities, the unrealized losses attributable to the respective investment would be reclassified to realized losses on short-term investments within the statement of income. There were no impairments considered other-than-temporary as of September 30, 2015.

        The following table shows the fair values and the gross unrealized losses of available-for-sale securities that have been in a gross unrealized loss position for less than 12 months, aggregated by investment category as of September 30, 2015:

	Estimated Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$337,214	$(1,270)
U.S. agency obligations	27,583	(15)
Commercial paper	12,962	(3)
Certificates of deposit	2,642	(1)

	$380,401	$(1,289)

6. FAIR VALUE MEASUREMENTS (in thousands)

        The carrying amounts of accounts receivable and other current assets, accounts payable and accrued liabilities approximate fair value due to their short-term nature. The Company's Credit Facilities (as defined in Note 9 below) approximate fair value because of their floating rate structure.

        Financial assets and financial liabilities recorded at fair value in the condensed consolidated financial statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, which are directly related to the amount of subjectivity associated with the inputs to the valuation of these assets or liabilities are as follows:

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

INOVALON HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. FAIR VALUE MEASUREMENTS (in thousands) (Continued)

        Financial assets and financial liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgments and factors specific to the asset or liability.

        The following table presents the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2015:

	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market funds	$5,132	$—	$—	$5,132
Corporate notes and bonds	—	16,015	—	16,015
U.S. agency obligations	—	17,498	—	17,498
Commercial paper	—	27,296	—	27,296
Certificates of deposit	—	2,402	—	2,402
Short-term investments:
Corporate notes and bonds	—	362,441	—	362,441
U.S. agency obligations	—	103,035	—	103,035
U.S. treasury securities	—	51,228	—	51,228
Commercial paper	—	22,944	—	22,944
Certificates of deposit	—	7,932	—	7,932
Other Current Liabilities:
Contingent consideration	—	—	2,400	2,400

Total	$5,132	$610,791	$2,400	$618,323

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

        On September 1, 2015, the Company recorded contingent consideration at its fair value in conjunction with the acquisition of Avalere. The Company determines fair value of its contingent consideration, using Level 3 inputs under the fair value hierarchy, consisting of information provided by observing certain operating metrics along with management's own assumptions. The Company adjusts the estimated fair value of its contingent consideration quarterly. The change in value is reflected in our Statements of Income as gain (loss) from contingent consideration valuation as a component of other income and expenses. During the three and nine months ended September 30, 2015 the fair value of the Company's contingent consideration did not change.

        As of December 31, 2014, the Company measured its money market investment balances, included in cash and cash equivalents, at fair value based on quoted prices that are equivalent to cost (Level 1);

INOVALON HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. FAIR VALUE MEASUREMENTS (in thousands) (Continued)

the Company did not have any assets measured at fair value on a recurring basis using significant other observable inputs (Level 2), or significant unobservable inputs (Level 3), or any liabilities measured at fair value as prescribed by ASC 820-10.

7. PROPERTY, EQUIPMENT AND CAPITALIZED SOFTWARE (in thousands)

        Property, equipment and capitalized software consisted of the following:

	September 30, 2015	December 31, 2014
Office and computer equipment	$26,451	$23,844
Leasehold improvements	12,428	11,999
Purchased software	11,320	9,916
Capitalized software	51,432	39,432
Furniture and fixtures	5,371	4,894
Land	390	390
Building	1,797	1,750
Work in process	7,960	2,917

Total	117,149	95,142
Less: accumulated depreciation and amortization	(56,392)	(44,180)

Property, equipment and capitalized software, net	$60,757	$50,962

        The Company leases certain office equipment under capital lease agreements, with bargain purchase options at the end of the lease term. Leased office equipment included in property and equipment and capitalized software, net, at September 30, 2015 and December 31, 2014 was $660 and $961, respectively.

        Depreciation expense for the three months ended September 30, 2015 and 2014 was $4,759 and $4,182, respectively, and $13,683 and $11,185 for the nine months ended September 30, 2015 and 2014, respectively. Amortization of the capital leases included in depreciation expense was $32 and $34 for the three months ended September 30, 2015 and 2014, respectively, and $85 and $102 for the nine months ended September 30, 2015 and 2014, respectively. At September 30, 2015 and December 31, 2014, the Company had unamortized capitalized software costs, including costs classified as work in progress, of $36,560 and $28,417, respectively.

        At September 30, 2015 and December 31, 2014, work in process consisted primarily of purchased software licenses, computer equipment, and capitalized software, which was not placed into service.

INOVALON HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. GOODWILL AND INTANGIBLE ASSETS (in thousands, except years)

Goodwill

        The following is a summary of the change in goodwill from December 31, 2014 through September 30, 2015:

Goodwill
December 31, 2014	$62,269
Acquisition of Avalere	74,238

September 30, 2015	$136,507

Intangible Assets

        Intangible assets as of September 30, 2015 were as follows:

	September 30, 2015
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (years)
Proprietary software technologies	$16,077	$(16,077)	$—	—
Trademark	360	(360)	—	—
Database	6,500	(3,934)	2,566	4.0
Customer relationships	13,650	(9,832)	3,818	9.7
Avalere acquisition (see Note 3):
Customer Relationships	45,800	(420)	45,380	9.9
Tradename	8,300	(57)	8,243	9.9
Technology	2,600	(7)	2,593	5.9
Non-compete agreements	820	(23)	797	2.9

Total	$94,107	$(30,710)	$63,397

        Intangible assets as of December 31, 2014 were as follows:

	December 31, 2014
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (years)
Proprietary software technologies	$16,077	$(15,796)	$281	0.3
Trademark	360	(360)	—	—
Database	6,500	(3,447)	3,053	4.8
Customer relationships	13,650	(9,537)	4,113	10.4

Total	$36,587	$(29,140)	$7,447

        Amortization expense for the three months ended September 30, 2015 and 2014 was $767 and $861, respectively, and $1,570 and $3,827 for the nine months ended September 30, 2015 and 2014, respectively.

INOVALON HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. GOODWILL AND INTANGIBLE ASSETS (in thousands, except years) (Continued)

        Estimated future amortization expense of intangible assets, based upon the Company's intangible assets at September 30, 2015, is as follows:

Amount
Year ending December 31:
Remainder of 2015	$1,780
2016	3,473
2017	5,699
2018	6,365
2019	6,557
Thereafter	39,523

Total	$63,397

9. CREDIT FACILITIES (in thousands)

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

        The Credit Facilities consisted of the following:

	September 30, 2015	December 31, 2014
Revolving Credit Facility	$—	$—
Term Loan Facility	285,000	300,000

Total Credit Facilities	285,000	300,000
Less: current portion	15,000	18,750

Non-current Credit Facilities	$270,000	$281,250

        The Revolving Credit Facility, with a maximum principal amount of $100,000, became available to the Company on February 18, 2015, upon the consummation of its IPO.

        As of September 30, 2015 and December 31, 2014, the Company was in compliance with the financial covenants of the Credit Facilities.

INOVALON HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. CREDIT FACILITIES (in thousands) (Continued)

        Scheduled maturity of the Credit Facilities as of September 30, 2015 follows:

Amount
Year ending December 31:
Remainder of 2015	$3,750
2016	15,000
2017	30,000
2018	45,000
2019	191,250

Total	$285,000

        During the nine months ended September 30, 2015, the Company paid $15,000 for the scheduled maturity of the outstanding principal on the Credit Facilities.

10. COMMITMENTS AND CONTINGENCIES (in thousands)

        Operating Leases—The Company leases office space under operating lease arrangements, some of which contain renewal options. Future non-cancellable lease payments as of September 30, 2015 were as follows:

Amount
Year ending December 31,
Remainder of 2015	$2,079
2016	8,141
2017	7,960
2018	6,772
2019	2,778

Total	$27,730

        Total expense under operating leases was $1,854, and $1,864 during the three months ended September 30, 2015 and 2014, respectively, and $5,054 and $5,663 for the nine months ended September 30, 2015 and 2014, respectively. Certain operating leases contain rent escalation clauses, which are recorded on a straight-line basis over the initial term of the lease, with the difference between the rent paid and the straight-line rent recorded as a deferred rent liability. Lease incentives received from landlords are recorded as deferred rent liabilities and are amortized on a straight-line basis over the lease term as a reduction to rent expense. The deferred rent liability was $3,420 and $3,186 at September 30, 2015 and December 31, 2014, respectively.

        Capital Leases—The total capital lease liability at September 30, 2015 and December 31, 2014 was $360 and $267, respectively, which approximates fair value due to the short duration of the obligations.

INOVALON HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10. COMMITMENTS AND CONTINGENCIES (in thousands) (Continued)

        Litigation—From time to time, the Company is involved in various litigation matters arising out of the normal course of business. The Company consults with legal counsel on those issues related to litigation and seeks input from other experts and advisors with respect to such matters. Estimating the probable losses or a range of probable losses resulting from litigation, government actions and other legal proceedings is inherently difficult and requires an extensive degree of judgment, particularly where the matters involve indeterminate claims for monetary damages, may involve discretionary amounts, present novel legal theories, are in the early stages of the proceedings, or are subject to appeal. Whether any losses, damages or remedies ultimately resulting from such matters could reasonably have a material effect on the Company's business, financial condition, results of operation, or cash flows will depend on a number of variables, including, for example, the timing and amount of such losses or damages (if any) and the structure and type of any such remedies. The Company's management does not presently expect any litigation matters to have a material adverse impact on the condensed consolidated financial statements of the Company.

11. STOCK-BASED COMPENSATION (in thousands, except share and per share amounts, and percentages)

        On February 18, 2015, the date of the completion of the Company's IPO, the Company's 2015 Omnibus Incentive Plan (the "2015 Plan") became effective. The 2015 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), to the Company's employees and any parent and subsidiary employees, and for the grant of non-qualified stock options, stock appreciation rights, restricted stock, RSAs, RSUs, dividend equivalent rights, cash-based awards (including annual cash incentives and long-term cash incentives), and any combination thereof to the Company's employees, directors, and consultants and to employees, directors, and consultants of certain affiliated entities. The Company reserved for issuance under the 2015 Plan shares of its Class A common stock equal to the sum of: (i) 7,335,430 shares of Class A common stock; and (ii) the number of shares of its Class A common stock underlying awards granted under the Company's 2007 Long-Term Incentive Plan, which was terminated upon completion of the IPO, that are forfeited, canceled, or expire (whether voluntarily or involuntarily).

Restricted Stock Awards

        On May 28, 2015, the Company granted 71,946 RSAs pursuant to the 2015 Plan. RSAs granted to directors fully vest upon the one year anniversary of the award grant date, and RSAs granted to employees vest ratably over five years on each anniversary of the award grant date. Upon vesting, the Company will deliver shares of the Company's Class A common stock to the holders. Pursuant to the terms of the awards, any unvested shares terminate upon the RSA holders' separation from the Company. The grant date fair value of the RSAs was $2,000, in aggregate, or $27.80 per RSA. The Company will recognize share-based compensation expense following the straight-line method, net of estimated forfeitures, over the requisite service period. The Company estimates future forfeitures at the date of grant and revises the estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

INOVALON HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

11. STOCK-BASED COMPENSATION (in thousands, except share and per share amounts, and percentages) (Continued)

Restricted Stock Units

        On March 5, 2015, the Company granted 76,273 RSUs pursuant to the 2015 Plan. The awards granted vest ratably over five years on each anniversary of the award grant date, and upon vesting, the Company will deliver to the holder shares of the Company's Class A common stock under the 2015 Plan. Pursuant to the terms of the awards, any unvested shares terminate upon the RSU holders' separation from the Company. The grant date fair value of the RSUs was $2,337, in aggregate, or $30.64 per RSU. The Company will recognize share-based compensation expense following the straight-line method, net of estimated forfeitures, over the requisite service period. The Company estimates future forfeitures at the date of grant and revises the estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Employee Stock Purchase Plan

        On February 18, 2015, the date of the completion of the Company's IPO, the 2015 Employee Stock Purchase Plan ("2015 ESPP") became effective. The 2015 ESPP provides for six-month purchase periods (commencing each March 1 and September 1) and that the purchase price for shares of Class A common stock purchased under the 2015 ESPP will be 85% of the fair market value of the Company's Class A common stock on the last day of the applicable offering period. Eligible employees are able to select a rate of payroll deduction between 1% and 15% of their base cash compensation subject to a maximum payroll deduction per offering period of $7,500. The 2015 ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Code. The Company reserved 1,833,857 shares of Class A common stock for issuance under the 2015 ESPP. During the three months ended September 30, 2015, the Company purchased and issued 30,689 shares of common stock to 2015 ESPP participants at a discounted price of $18.61 per share.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission (the "SEC") on March 31, 2015. Unless we otherwise indicate or the context requires, references to the "Company," "Inovalon," "we," "our," and "us" refer to Inovalon Holdings, Inc. and its consolidated subsidiaries.

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

  •
  the ability to successfully integrate our acquisitions and the ability of the acquired business to perform as expected;

  •
  the successful implementation and adoption of new platforms, products and solutions;

  •
  the effects of changes in tax legislation for jurisdictions within which we operate;

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

        You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. We are under no duty to, and we disclaim any obligation to, update any of these forward-looking statements after the date of this Quarterly Report or to conform these statements to actual results or revised expectations.

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

        Our large proprietary datasets, advanced integration technologies, sophisticated predictive analytics, and deep subject matter expertise allow us to provide seamless, end-to-end platforms that bring the benefits of big data and large-scale analytics to the point of care. Our data analytics platforms identify gaps in care, quality, data integrity, and financial performance in our clients' datasets. Our data-driven intervention platforms enable our clients to take the insights derived from the analytics and implement unique, patient-level solutions, drive impact and enhance patient engagement. Through these capabilities, and those of our subsidiary Avalere, which offers data-driven advisory services and business intelligence to more than 200 pharmaceutical and life sciences enterprises, we are able to drive high-value impact, improving quality and economics for health plans, accountable care organizations ("ACOs"), hospitals, physicians, consumers and pharma/life-sciences researchers.

        We generate the substantial majority of our revenue through the sale or subscription licensing of our cloud-based data analytics and data-driven intervention platform services. Since our inception, we have experienced significant growth.

        Our revenue for the three and nine months ended September 30, 2015, was $105.5 million and $316.7 million, respectively, representing 23% and 17% growth over the three and nine months ended September 30, 2014, respectively. Net income for the three and nine months ended September 30, 2015 was $10.1 million and $50.0 million, respectively, representing 10% and 16% of revenue for the three and nine months, respectively. For the three and nine months ended September 30, 2015, we generated Adjusted EBITDA of $29.0 million and $113.8 million, respectively, compared with $28.7 million and $103.1 million for the same periods, respectively, in the prior year, and generated an Adjusted EBITDA margin of 27.5% and 35.9% for the three and nine months ended September 30, 2015, respectively. Non-GAAP net income for the three and nine months ended September 30, 2015 was $13.0 million and $55.6 million, respectively, representing 12% and 18% of revenue, respectively. Adjusted EBITDA, Adjusted EBITDA margin, and Non-GAAP net income are measures that are not presented in accordance with GAAP. For a reconciliation of net income to Adjusted EBITDA and Non-GAAP net income, and definitions of the measures including why they are useful, see "Non-GAAP Financial Measures," below.

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

        On September 1, 2015, pursuant to the terms of a Share Purchase Agreement between the Company and Avalere (the "Purchase Agreement"), the Company acquired 100 percent of the capital stock of Avalere for an aggregate stated purchase price of $140.0 million, consisting of cash and 235,737 shares of the Company's Class A common stock which are subject to resale restrictions. Avalere is a provider of data-driven advisory services and business intelligence solutions primarily to the pharmaceutical and life sciences industry. Pursuant to the Purchase Agreement, certain portions of the stated purchase price of $140.0 million are contingent upon the achievement of financial and operational objectives, and other portions are subject to continued employment provisions. The addition of Avalere, with its more than 200 pharmaceutical and life sciences clients, is expected to expand Inovalon's capabilities and client base into the expansive and adjacent markets of the pharmaceutical and life sciences industry. See Note 3 (Business Combinations) to the accompanying condensed consolidated financial statements.

        During the quarter Inovalon announced the introduction of Data Diagnostics™ to the healthcare marketplace. This technology, the latest in Inovalon's product portfolio releases, provides a suite of hundreds of patient-specific analyses that can be ordered individually by clinicians on demand with the answer provided within seconds—all without leaving the clinician's workflow. The capability leverages vast amounts of data across billions of medical events, interconnectivity, and high-speed cloud-based analytics to allow physician organizations, health plans, accountable care organizations (ACOs), hospitals, integrated healthcare delivery systems, ASO employer groups, government programs, and individual physicians to achieve valuable clinical insights, strong clinical and quality outcomes, utilization efficiency, and overall financial performance on demand and in real time. The technology is delivered in collaboration with Quest Diagnostics, the nation's largest laboratory organization, providing large-scale distribution to clinicians through Quest's more than 200,000 Care360® provider portal installations and more than 400 integrated EHR platforms serving approximately half of the physicians and hospitals in the United States. As an increased investment was articulated during Inovalon's second quarter earnings call, Inovalon has been investing resources as part of the development and anticipated operation and support of Data Diagnostics™. This continued during the third quarter and is anticipated to accelerate significantly in the fourth quarter as the Company ramps for operational activity within the Data Diagnostic platform. While still in the early stages of this platform's introduction, initial feedback from the marketplace has been very positive.

 Quarterly Key Metrics

        We review certain metrics quarterly, including the key metrics shown in the table below. We believe that these metrics are indicative of our overall level of analytical activity and the underlying growth in our business.

	As of September 30,
	2015	2014
Quarterly Key Metrics (in thousands)(1):
MORE[2] Registry® dataset metrics
Unique patient count(2)	127,701	118,932
Medical event count(3)	10,366,340	9,112,175
Trailing 12 month Patient Analytics Months (PAM)(4)	20,405,108	15,513,903

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

        Innovation and Platform Development.    Our business model is based upon our ability to deliver value to our clients through the combination of advanced, cloud-based data analytics and cloud-based data-driven intervention platforms focused on the achievement of meaningful and measureable improvements in clinical and quality outcomes, utilization, and financial performance in healthcare. Our ability to deliver this value is dependent in part on our ability to continue to innovate, design new capabilities, and bring these capabilities to market in an enterprise scale. Our continued ability to innovate our platform and bring differentiated capabilities to market is an important aspect of our business success, and accordingly, we expect investment in innovation to increase as a percentage of revenue when examined on a full year basis, although, timing of investment may vary from quarter to quarter. Our investment in innovation includes costs for research and development, capitalized software development, and expenditures related to hardware and software platforms on which our data analytics and data-driven interventions capabilities are deployed as summarized in the following table (in thousands, except percentages).

	Three Months Ended September 30,		Nine Months Ended September 30,
Investment in Innovation:	2015	2014	2015	2014
Research and development(1)	$6,283	$6,184	$17,198	$17,376
Capitalized software development(2)	5,359	4,080	15,104	11,758
Research and development infrastructure investments(3)	2,406	1,627	2,945	4,567

Total investment in innovation	$14,048	$11,891	$35,247	$33,701

As a percentage of revenue
Research and development(1)	6%	7%	5%	6%
Capitalized software development(2)	5%	5%	5%	4%
Research and development infrastructure investments(3)	2%	2%	1%	2%

Total investment in innovation	13%	14%	11%	12%

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

        Data Analytics and Data-Driven Intervention Mix.    Our business and operational models are highly scalable and leverage variable costs to support revenue generating activities. Our data analytic service costs are less variable in nature and require lower incremental capital expenditures. As a result, following initial development and deployment investments, our big data analytics platform and data technology capabilities allow us to process significant volumes of transactions with lower incremental costs. Conversely, our data-driven intervention service costs are generally variable in nature and require incremental costs to generate additional revenue. As a result, the mix of our data analytics and data interventions activities affects our financial performance. Over the past several years the percentage of our business which is derived from data and analytics subscription fees has been increasing, as has the portion of the data-driven intervention platform services that are fully automated. Key metrics and measures regarding data analytics and data-driven intervention mix are presented annually.

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

Critical Accounting Policies

        Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. In connection with the preparation of our condensed consolidated financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. We base our assumptions, estimates, and judgments on historical experience, current trends, and other factors we believe to be relevant at the time we prepare our condensed consolidated financial statements. The accounting estimates used in the preparation of our condensed consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained, and as our operating environment changes. On a regular basis, we review the accounting policies, assumptions, and evaluate and update our assumptions, estimates, and judgments to ensure that our condensed consolidated financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

        Critical accounting policies are those policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. For a more detailed discussion of our critical accounting policies, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 31, 2015.

 Components of Results of Operations

Revenue

        We earn revenue primarily through the sale or subscription licensing of our cloud-based data analytics and data-driven intervention platform services.

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

        Our business and operational models are designed to be highly scalable and leverage variable costs to support revenue generating activities. While we expect to grow our headcount over time to capitalize on our market opportunities, we believe our increased investment in automation, electronic health record integration capabilities, and economies of scale in our operating model, will position us to grow our revenue at a greater rate than our cost of revenue, excluding the impact of stock-based compensation expense.

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

        We expect our general and administrative expense to increase as we expand our business and incur incremental costs associated with being a public company. However, excluding certain increases as a result of being a public company, we expect our general and administrative expense to grow at a lower rate than revenue, on an annual basis.

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

Results of Operations

        The following table sets forth our condensed consolidated statement of operations data for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$105,459	$85,991	$316,710	$271,622
Expenses:
Cost of revenue(1)	38,394	27,579	103,847	85,065
Sales and marketing(1)	3,946	2,410	8,173	5,355
Research and development(1)	6,283	6,184	17,198	17,376
General and administrative(1)	32,437	21,645	82,022	62,920
Depreciation and amortization	5,526	5,043	15,253	15,012

Total operating expenses	86,586	62,861	226,493	185,728

Income from operations	18,873	23,130	90,217	85,894

Other income and (expenses):
Realized losses on short-term investments	(329)	—	(329)	—
Interest income	1,184	1	1,807	4
Interest expense	(1,110)	(147)	(3,318)	(209)

Income before taxes	18,618	22,984	88,377	85,689
Provision for income taxes	8,498	9,318	38,362	33,836

Net income	$10,120	$13,666	$50,015	$51,853

(1)
Includes stock-based compensation expense as follows:

Cost of revenue	$28	$—	$85	$—
Sales and marketing	66	—	122	—
Research and development	292	—	952	—
General and administrative	1,619	518	4,540	1,340

Total stock-based compensation expense	$2,005	$518	$5,699	$1,340

        The following table sets forth our condensed consolidated statement of operations data for each of the periods presented as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	100%	100%	100%	100%
Expenses:
Cost of revenue	36	32	33	31
Sales and marketing	4	3	3	2
Research and development	6	7	5	6
General and administrative	31	25	26	23
Depreciation and amortization	5	6	5	6

Total operating expenses	82	73	72	68

Income from operations	18	27	28	32

Other income and (expenses):
Realized losses	*	—	*	—
Interest income	1	—	1	—
Interest expense	(1)	—	(1)	—

Income before taxes	18	27	28	32
Provision for income taxes	8	11	12	12

Net income	10%	16%	16%	19%

*
not meaningful

Three and Nine Months Ended September 30, 2015 and 2014

Revenue

	Three Months Ended September 30,		2014 to 2015 Change		Nine Months Ended September 30,		2014 to 2015 Change
	2015	2014	$	%	2015	2014	$	%
	(dollars in thousands)
Total revenue	$105,459	$85,991	$19,468	23%	$316,710	$271,622	$45,088	17%

        Three and Nine Months Ended September 30, 2015 compared with Three and Nine Months Ended September 30, 2014.    Revenue during the three months ended September 30, 2015 increased by approximately $19.5 million, or 23%, compared with the three months ended September 30, 2014. The increase was primarily attributable to an increase in revenue from new clients of $6.1 million along with a net increase of $13.4 million from existing clients.

        Revenue during the nine months ended September 30, 2015 increased by approximately $45.1 million, or 17%, compared with the nine months ended September 30, 2014. The increase was primarily attributable to an increase in revenue from new clients of $20.6 million along with a net increase of $24.5 million from existing clients.

        Avalere contributed revenue of $4.2 million to the three and nine months ended September 30, 2015.

Cost of Revenue

	Three Months Ended September 30,		2014 to 2015 Change		Nine Months Ended September 30,		2014 to 2015 Change
	2015	2014	$	%	2015	2014	$	%
	(dollars in thousands)
Cost of revenue	$38,394	$27,579	$10,815	39%	$103,847	$85,065	$18,782	22%
Cost of revenue as a percentage of revenue	36%	32%			33%	31%

        Three and Nine Months Ended September 30, 2015 compared with Three and Nine Months Ended September 30, 2014.    During the three months ended September 30, 2015, cost of revenue increased by approximately $10.8 million, or 39%, compared with the three months ended September 30, 2014. The increase in cost of revenue was primarily due to the corresponding increase in revenue of $19.5 million, or 23%, during the period and also resulted from an increase in employee-related expenses, related partially to the newly acquired data-driven advisory services business and a greater volume of partially-automated data-driven intervention services as a percentage of total revenue.

        During the nine months ended September 30, 2015, cost of revenue increased by approximately $18.8 million, or 22%, compared with the nine months ended September 30, 2014. The increase in cost of revenue was primarily due to the corresponding increase in revenue of $45.1 million or 17%, during the period and also resulted from an increase in employee-related expenses related partially to the newly acquired data-driven advisory services business and a greater volume of partially-automated data-driven intervention services as a percentage of total revenue.

Sales and Marketing

	Three Months Ended September 30,		2014 to 2015 Change		Nine Months Ended September 30,		2014 to 2015 Change
	2015	2014	$	%	2015	2014	$	%
	(dollars in thousands)
Sales and marketing	$3,946	$2,410	$1,536	64%	$8,173	$5,355	$2,818	53%
Sales and marketing as a percentage of revenue	4%	3%			3%	2%

        Three and Nine Months Ended September 30, 2015 compared with Three and Nine Months Ended September 30, 2014.    During the three months ended September 30, 2015, sales and marketing expenses increased by approximately $1.5 million, or 64%, compared with the three months ended September 30, 2014. The increase was primarily attributable to increased employee related expenses of $1.9 million, which was driven by our investment in additional sales personnel to focus on adding new clients and capturing an increased amount of our market opportunity, as well as the addition of the sales and marketing personnel acquired with Avalere and was partially offset by a decrease of $0.4 million in marketing program spend.

        During the nine months ended September 30, 2015, sales and marketing expenses increased by approximately $2.8 million, or 53%, compared with the nine months ended September 30, 2014. The increase was primarily attributable to increased employee related expenses of $2.7 million, which was driven by our investment in additional sales personnel to focus on adding new clients and capturing an increased amount of our market opportunity as well as the addition of the sales and marketing personnel acquired with Avalere.

Research and Development

	Three Months Ended September 30,		2014 to 2015 Change		Nine Months Ended September 30,		2014 to 2015 Change
	2015	2014	$	%	2015	2014	$	%
	(dollars in thousands)
Research and development	$6,283	$6,184	$99	2%	$17,198	$17,376	$(178)	(1)%
Research and development as a percentage of revenue	6%	7%			5%	6%

        Three and Nine Months Ended September 30, 2015 compared with Three and Nine Months Ended September 30, 2014.    During the three months ended September 30, 2015, research and development expense increased by approximately $0.1 million, or 2%, compared with the three months ended September 30, 2014. The increase was primarily attributable to an increase of $0.8 million in employee-related expenses and certain third-party consulting fees, which includes an increase of $0.3 million in stock based compensation expense, an increase in professional fees of $0.3 million and was partially offset by growth in the capitalization of internal-use software development costs of $1.0 million compared to the prior period.

        During the nine months ended September 30, 2015, research and development expense decreased by approximately $0.2 million, or 1%, compared with the nine months ended September 30, 2014. The decrease was primarily attributable to growth in the capitalization of internal-use software development costs of $2.9 million compared to the prior period, which was partially offset by an increase of $2.6 million in employee-related expenses and certain third-party consulting fees, which includes an increase of $0.9 million in stock based compensation expense.

General and Administrative

	Three Months Ended September 30,		2014 to 2015 Change		Nine Months Ended September 30,		2014 to 2015 Change
	2015	2014	$	%	2015	2014	$	%
	(dollars in thousands)
General and administrative	$32,437	$21,645	$10,792	50%	$82,022	$62,920	$19,102	30%
General and administrative as a percentage of revenue	31%	25%			26%	23%

        Three and Nine Months Ended September 30, 2015 compared with Three and Nine Months Ended September 30, 2014.    During the three months ended September 30, 2015, general and administrative expense increased by approximately $10.8 million, or 50%, compared with the three months ended September 30, 2014. Throughout the second half of 2014 and first nine months of 2015, we increased our investment in incremental personnel to support our growth and our transition from a private to a public company. Our investment resulted in an increase in employee related costs of $8.0 million, which includes an increase of approximately $1.1 million related to stock-based compensation expense and an increase of $1.8 million from the acquisition of Avalere, for the three months ended September 30, 2015 compared to the prior year and an increase in professional fees of $0.4 million. In addition, general and administrative expenses for the three months ended September 30, 2015 includes incremental expenses that are not comparable to the prior year, comprised of $1.3 million for acquisition-related transaction costs, $0.7 million of post-acquisition contingent consideration expense related to the acquisition of Avalere, and $0.6 million for employer taxes related to stock option awards exercised by employees.

        During the nine months ended September 30, 2015, general and administrative expense increased by approximately $19.1 million, or 30%, compared with the nine months ended September 30, 2014. Throughout the second half of 2014 and first half of 2015, we increased our investment in incremental personnel to support our growth and our transition from being a private to a public company. Our investment resulted in an increase in employee related costs of $16.0 million, which includes an increase of approximately $3.2 million related to stock-based compensation expense and an increase of $1.8 million from the acquisition of Avalere, for the nine months ended September 30, 2015 compared to the prior year and an increase in professional fees of $1.0 million. In addition, general and administrative expenses for the nine months ended September 30, 2015 includes incremental expenses that are not comparable to the prior year, comprised of $1.3 million for acquisition-related transaction costs, $0.7 million of post-acquisition contingent consideration expense related to the acquisition of Avalere, and $0.6 million expense incurred to settle the employer taxes related to stock option awards exercised by employees. The increases in general and administrative expenses for the nine months ended September 30, 2015 were partially offset by capitalization of internal-use software development costs of $0.5 million compared to the prior period.

Depreciation and Amortization

	Three Months Ended September 30,		2014 to 2015 Change		Nine Months Ended September 30,		2014 to 2015 Change
	2015	2014	$	%	2015	2014	$	%
	(dollars in thousands)
Depreciation and amortization	$5,526	$5,043	$483	10%	$15,253	$15,012	$241	2%
Depreciation and amortization as a percentage of revenue	5%	6%			5%	6%

        Three and Nine Months Ended September 30, 2015 compared with Three and Nine Months Ended September 30, 2014.    During the three months ended September 30, 2015, depreciation and amortization expense increased by approximately $0.5 million, or 10%, compared with the three months ended September 30, 2014. Depreciation and amortization expense as a percentage of revenue, decreased to 5% of revenue for the three months ended September 30, 2015, as compared with 6% of revenue for the three months ended September 30, 2014. The increase in depreciation and amortization expense is primarily attributable to additional amortization expense for intangible assets established from the Avalere acquisition.

        During the nine months ended September 30, 2015, depreciation and amortization expense increased by approximately $0.2 million, or 2%, compared with the nine months ended September 30, 2014. Depreciation and amortization expense as a percentage of revenue, decreased to 5% of revenue for the nine months ended September 30, 2015, as compared with 6% of revenue for the nine months ended September 30, 2014. The increase in depreciation and amortization expense is primarily attributable to additional amortization expense for intangible assets established from the Avalere acquisition.

        See Note 8, Goodwill and Intangible Assets, to the accompanying condensed consolidated financial statements for further information regarding the expected future amortization expense of the Company's intangible assets.

Realized Losses on Short-Term Investments

	Three Months Ended September 30,			2014 to 2015 Change			Nine Months Ended September 30,			2014 to 2015 Change
	2015		2014	$	%		2015		2014	$	%
	(dollars in thousands)
Realized losses on short-term investments	$329		$—	$329		*%	$329		$—	$329		*%
Realized losses on short-term investments as a percentage of revenue		*%	—%					*%	—%

*
not meaningful

        Three and Nine Months Ended September 30, 2015 compared with Three and Nine Months Ended September 30, 2014.    The realized investment losses for the three and nine months ended September 30, 2015 are attributable to sales of certain of the Company's available-for-sale short-term investments, prior to maturity, which the Company initiated and completed during the three months ended September 30, 2015. Funds generated from such sales of available-for-sale short term investments were used to fund the Company's acquisition of Avalere. Sales of the Company's available-for-sale, short term investments may be required from time-to-time to fund similar strategic initiatives.

Interest Income

	Three Months Ended September 30,			2014 to 2015 Change			Nine Months Ended September 30,			2014 to 2015 Change
	2015	2014		$	%		2015	2014		$	%
	(dollars in thousands)
Interest income	$1,184	$1		$1,183		*%	$1,807	$4		$1,803		*%
Interest income as a percentage of revenue	1%		*%				1%		*%

*
not meaningful

        Three and Nine Months Ended September 30, 2015 compared with Three and Nine Months Ended September 30, 2014.    During the three months ended September 30, 2015, interest income increased by approximately $1.2 million compared with the three months ended September 30, 2014. During the nine months ended September 30, 2015, interest income increased by approximately $1.8 million compared to the nine months ended September 30, 2015. Interest income for the three and nine months ended September 30, 2015 is attributable to earnings derived from the Company's available-for-sale short-term investments.

Interest Expense

	Three Months Ended September 30,			2014 to 2015 Change			Nine Months Ended September 30,			2014 to 2015 Change
	2015	2014		$	%		2015	2014		$	%
	(dollars in thousands)
Interest expense	$1,110	$147		$963		*%	$3,318	$209		$3,109		*%
Interest expense as a percentage of revenue	1%		*%				1%		*%

*
not meaningful

        Three and Nine Months Ended September 30, 2015 compared with Three and Nine Months Ended September 30, 2014.    During the three months ended September 30, 2015, interest expense increased by approximately $1.0 million compared with the three months ended September 30, 2014. During the nine months ended September 30, 2015, interest income increased by approximately $3.1 million compared to the nine months ended September 30, 2015. Interest expense for the three and nine months ended September 30, 2015 is attributable to interest paid on the Term Loan Facility (as defined below).

Provision for Income Taxes

	Three Months Ended September 30,		2014 to 2015 Change		Nine Months Ended September 30,		2014 to 2015 Change
	2015	2014	$	%	2015	2014	$	%
	(dollars in thousands)
Provision for income taxes	$8,498	$9,318	$(820)	(9)%	$38,362	$33,836	$4,526	13%
Effective tax rate	46%	41%			43%	39%

        Three and Nine Months Ended September 30, 2015 compared with Three and Nine Months Ended September 30, 2014.    During the three months ended September 30, 2015, provision for income taxes decreased by approximately $0.8 million, or 9%, compared to the three months ended September 30, 2014. The growth of our operations and our continued investment in expanding our operations and infrastructure, to support current and expected future growth, resulted in lower income before taxes during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, which translated into lower income taxes for the three months ended September 30, 2015. In addition, the tax effect of non-deductible acquisition-related costs, attributable to our acquisition of Avalere, increased taxes by approximately $0.4 million.

        During the nine months ended September 30, 2015, provision for income taxes increased by approximately $4.5 million, or 13%, compared to the nine months ended September 30, 2014. The growth of our operations resulted in a $1.1 million increase in income taxes for the nine months ended September 30, 2015. In addition, expected state income taxes, net of federal income tax benefit and related deferred tax adjustments increased approximately $3.5 million resulting primarily from changes in revenue sourcing methodology passed into legislation by each of New York State and New York City, resulting in an increase in the Company's effective state tax rate. As a result of the statutory income tax rate change, the effective tax rate increased to 43% for the nine months ended September 30, 2015 from 39% in the same period of the prior year.

Liquidity and Capital Resources

  Sources of Liquidity

        Historically, our principal source of liquidity has been cash generated by operating activities. Our cash generated from operations has been sufficient to fund our growth, including our on-going investment in innovation and capital expenditures. In addition, during the first quarter of 2015, we received net proceeds from our IPO of $639.1 million. On September 1, 2015 we used approximately $126.2 million of cash to complete the acquisition of Avalere. As of September 30, 2015, we had a combined balance of cash, cash equivalents and short-term investments of approximately $714.1 million.

        We believe our current cash and cash equivalent balance, our short-term investment balance, expected cash generated by operating activities and availability of cash under the Credit Facilities (as defined below) is sufficient to fund our operations, finance our strategic initiatives, and fund our investment in innovation and new service offerings, for the foreseeable future.

  Debt

        As of September 30, 2015, we had outstanding indebtedness under our Credit Facilities and capital lease obligations of $285.0 million and $0.4 million, respectively. As of December 31, 2014, we had outstanding indebtedness under our Credit Facilities and capital lease obligations of $300.0 million and $0.3 million, respectively. As of September 30, 2015, we were in compliance with the covenants of the Credit Agreement.

Term Loan Facility

        The Term Loan Facility has a five-year term. The Term Loan Facility is an amortizing facility with principal payments quarterly and interest payments monthly. Scheduled principal payments of $15.0 million and interest payments totaling $3.3 million were paid during the nine months ended September 30, 2015.

Revolving Credit Facility

        Borrowings under the Revolving Credit Facility became available, subject to compliance with the terms and conditions set forth in the Credit Agreement, beginning (at our option) after the consummation of our IPO on February 18, 2015. No amounts were drawn against the Revolving Credit Facility during the nine months ended September 30, 2015. The Revolving Credit Facility is scheduled to mature on March 31, 2020. The interest rate for the Revolving Credit Facility is LIBOR plus 1.25% per annum or the base rate plus 0.25% per annum (at our election).

  Cash Flows—Comparison of the Nine Months Ended September 30, 2015 and 2014

  Operating Cash Flow Activities

        Net cash provided by operating activities during the nine months ended September 30, 2015 was approximately $44.2 million, a decrease of approximately $5.7 million compared with the nine months ended September 30, 2014. Cash provided by operating activities was driven by net income of approximately $50.0 million, as adjusted for the exclusion of non-cash expenses totaling approximately $6.5 million, which was partially offset by approximately $12.4 million related to the effect of changes in working capital and other balance sheet accounts, driven by payroll timing, customer payments and vendor payments.

  Investing Cash Flow Activities

        Net cash used in investing activities during the nine months ended September 30, 2015 was approximately $691.4 million, an increase in cash outflow of approximately $673.8 million compared with the nine months ended September 30, 2014. The increase in cash outflow primarily resulted from purchases of available-for-sale short term investments, net of sales and maturities of $550.4 million and $121.9 million related to the acquisition of Avalere, net of cash acquired of $4.0 million.

        Net cash used in investing activities primarily relate to cash used to acquire Avalere. We also use cash to invest in capital assets to support our growth and innovations and to purchase short-term investments. We make investments in innovation, including research and development expense, capital software development costs, and research and development infrastructure investments, on a recurring basis. We expect our investment in innovation to increase in the foreseeable future to support our continued growth and new service offerings.

  Financing Cash Flow Activities

        Cash provided by financing activities during the nine months ended September 30, 2015 was approximately $651.1 million, an increase of approximately $662.0 million in cash inflow compared with the nine months ended September 30, 2014. The cash provided by financing activities during the nine months ended September 30, 2015 is primarily comprised of $639.1 million of proceeds from the issuance of common stock in the IPO, $11.7 million of proceeds received from the exercise of stock options, $16.0 million related to excess tax benefits from share-based compensation and was partially offset by repayments of borrowings under our Credit Facilities of $15.0 million.

  Contractual Obligations

        The following table summarizes our future payments in cash, excluding the effects of time value, on contractual obligations by period as of September 30, 2015:

	Payments Due by Period
	(in thousands)
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Credit Facilities(1)	$285,000	$15,000	$67,500	$202,500	$—
Operating lease obligations	27,730	2,079	16,101	9,550	—

Total	$312,730	$17,079	$83,601	$212,050	$—

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

Off-Balance Sheet Arrangements

        As of September 30, 2015, we did not have any off-balance sheet arrangements.

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

        These non-GAAP measures include financial information that is prepared in accordance with GAAP and presented in our condensed consolidated financial statements and are used to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions and as an important factor in determining variable compensation. Reconciliations of net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA and Non-GAAP net income are presented below.

Adjusted EBITDA and Adjusted EBITDA Margin

        We define Adjusted EBITDA as net income calculated in accordance with GAAP, adjusted for the impact of depreciation and amortization, interest expense, interest income, provision for income taxes, stock-based compensation, acquisition costs, tax on equity exercises, other non-comparable income and expenses, and certain legal costs. We have provided below a reconciliation of net income, which is the most directly comparable GAAP financial measure, to Adjusted EBITDA.

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

        The following table presents a reconciliation of net income to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Reconciliation of Net Income to Adjusted EBITDA:
Net income	$10,120	$13,666	$50,015	$51,853
Depreciation and amortization	5,526	5,043	15,253	15,012
Realized losses on short-term investments	329	—	329	—
Interest expense	1,110	147	3,318	209
Interest (income)	(1,184)	(1)	(1,807)	(4)
Provision for income taxes	8,498	9,318	38,362	33,836

EBITDA	24,399	28,173	105,470	100,906
Stock-based compensation	2,005	518	5,699	1,340
Acquisition costs:
Transaction costs	1,330	—	1,330	—
Contingent consideration	706	—	706	—
Tax on equity exercises	582	—	582	—
Professional service fees(a)	—	(33)	—	813

Adjusted EBITDA	$29,022	$28,658	$113,787	$103,059

(a)
Represents legal costs associated with the enforcement of a specific client contract. The legal process associated with this matter began in the first quarter of 2013 and concluded in the second quarter of 2014.

Non-GAAP net income

        We define Non-GAAP net income as net income adjusted to exclude tax-affected stock-based compensation expense, acquisition costs, amortization of acquired intangible assets, tax on equity exercises, and other non-comparable income and certain expenses.

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

        The following table presents a reconciliation of net income to Non-GAAP net income for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Reconciliation of Net Income to Non-GAAP net income:
Net income	$10,120	$13,666	$50,015	$51,853
Stock-based compensation	2,005	518	5,699	1,340
Acquisition costs:
Transaction costs	1,330	—	1,330	—
Contingent consideration	706	—	706	—
Amortization of acquired intangible assets	766	861	1,569	3,827
Tax on equity exercises	582	—	582	—
Professional service fees(a)	—	(33)	—	813
Tax impact of add-back items(b)	(2,460)	(537)	(4,296)	(2,386)

Non-GAAP net income	$13,049	$14,475	$55,605	$55,447

(a)
Represents legal costs associated with the enforcement of a specific client contract. The legal process associated with this matter began in the first quarter of 2013 and concluded in the second quarter of 2014.

(b)
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

        Our variable rate debt includes our Term Loan Facility and our Revolving Credit Facility. As of September 30, 2015, we had $285.0 million outstanding under our Term Loan Facility at an effective interest rate of 1.4%. As a result, if market interest rates were to increase by 1.0%, or 100 basis points, interest expense would decrease future earnings and cash flows, net of estimated tax benefits, by approximately $1.6 million annually, assuming that we do not enter into contractual hedging arrangements. As of September 30, 2015, there was no balance outstanding on the Revolving Credit Facility.

        We had cash, cash equivalents and short-term investments totaling approximately $714.1 million as of September 30, 2015. This amount was invested primarily in marketable securities including corporate notes and bonds, U.S. agency obligations, commercial paper, U.S. treasury securities, certificates of deposit and money market funds. The cash and cash equivalents are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

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

        An immediate increase of 100-basis points in interest rates would have resulted in an approximate $5.5 million market value reduction in our investment portfolio as of September 30, 2015. An immediate decrease of 100-basis points in interest rates would have increased the market value by approximately $10.3 million as of September 30, 2015. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in accumulated other comprehensive income, and are realized only if we sell the underlying securities.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer ("CEO") and chief financial officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that, as of September 30, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Avalere Health, Inc. Acquisition

        On September 1, 2015, we completed our acquisition of Avalere. SEC guidance permits management to omit an assessment of an acquired business' internal control over financial reporting from management's assessment of internal control over financial reporting for a period not to exceed one year from the date of the acquisition. Accordingly, management has not assessed Avalere's internal control over financial reporting as of September 30, 2015.

Changes in Internal Control

        There have been no changes in the our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

        On September 1, 2015, we completed our acquisition of Avalere and effective from that date, we began integrating Avalere into our existing control procedures. We do not currently anticipate any changes to materially affect our internal control over financial reporting as a result of the integration of Avalere.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

  Unregistered Sales of Equity Securities

        On September 1, 2015, in connection with the Company's previously announced acquisition of Avalere, the Company issued 235,737 shares of Class A common stock to a former Avalere stockholder in exchange for such stockholder's shares of Avalere common stock. The shares of Class A common stock were issued in reliance on the exemption provided by Section 4(a)(2) of the Securities Act on the basis that no public offering or general solicitation was made, the recipient was provided with certain disclosure materials and all other information requested with respect to the Company, and the Company affixed appropriate legends to the shares of Class A common stock setting forth that the issuance and resale of the securities were not registered and are subject to applicable restrictions on transfer. The issuance of the shares of Class A common stock did not involve any underwriters, underwriting discounts or commissions.

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

        On September 1, 2015, we used approximately $126.2 million of the net proceeds from the IPO to complete the acquisition of Avalere. We intend to use the remaining net proceeds to us from our IPO for working capital and other general corporate purposes; however, we do not currently have any specific uses of the remaining net proceeds. Additionally, we may use a portion of the remaining net proceeds for additional acquisitions of complementary businesses, technologies, or other assets, or to repay outstanding indebtedness.

  Issuer Purchases of Equity Securities

        None.

Item 3.    Defaults Upon Senior Securities

        Not applicable.

Item 4.    Mine Safety Disclosures

        Not applicable.

Item 5.    Other Information

        None.

Item 6.    Exhibits

EXHIBIT INDEX

Exhibit Number		Description of Document
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase
101.LAB	*	XBRL Taxonomy Extension Label Linkbase
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase

*
Filed herewith.

**
This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended (Securities Act), or the Exchange Act.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 5, 2015	INOVALON HOLDINGS, INC.
	By:	/s/ KEITH R. DUNLEAVY, M.D. Keith R. Dunleavy, M.D. Chief Executive Officer and Chairman (Principal Executive Officer)
	By:	/s/ THOMAS R. KLOSTER Thomas R. Kloster Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)