Form 10-K
period 2015-12-31
Inovalon Holdings, Inc.
filed 2016-02-26
CIK 1619954

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         As of June 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter, aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant was approximately $949.3 million.

         As of February 15, 2016, the registrant had 61,658,148 shares of Class A common stock outstanding and 90,054,884 shares of Class B common stock outstanding.

Documents Incorporated by Reference

         The information required by Part III (Items 10, 11, 12, 13 and 14) will be incorporated by reference from the Registrant's definitive proxy statement relating to its 2016 annual meeting of stockholders (the "2016 Proxy Statement"). The 2016 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

INOVALON HOLDINGS, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

        You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. We are under no duty to, and we disclaim any obligation to, update any of these forward- looking statements after the date of this Annual Report or to conform these statements to actual results or revised expectations.

ii

PART I

Explanatory Note Regarding Market Information:    This Annual Report on Form 10-K includes market data and forecasts with respect to the healthcare industry. Although we are responsible for all of the disclosure contained in this Annual Report, in some cases we rely on and refer to market data and certain industry forecasts that were obtained from third party surveys, market research, consultant surveys, publicly available information and industry publications and surveys that we believe to be reliable.

Item 1.    Business.

Our Company

        We are a leading technology company that combines advanced cloud-based data analytics and data-driven intervention platforms to achieve meaningful insight and improvement in clinical and quality outcomes, utilization, and financial performance across the healthcare landscape.

        Our powerful platform drives high-value impact, improving quality and economics for health plans, hospitals, physicians, patients, pharmaceutical and life sciences companies, and researchers. The value we deliver to our clients is achieved by turning data into insights and those insights into action. Through our large proprietary datasets, advanced integration technologies, sophisticated predictive analytics, and subject matter expertise, we deliver seamless, end-to-end platforms that bring the benefits of big data and large-scale analytics to the point of care. Our analytics identify gaps in care, quality, data integrity, and financial performance, while providing clients with differentiated capabilities to resolve these gaps. During 2015, we provided these services to hundreds of clients, providing analytics informed by our data and insight, from our MORE2 Registry®, on more than 784,000 physicians, 269,000 clinical facilities, 130 million unique patients (covering approximately 98.2% of all U.S. counties and Puerto Rico), and 11.0 billion medical events, a number that has been increasing at a rate of approximately 2.9% compounding monthly, or 40.9% annually, since 2000.

        Healthcare costs in the United States have been increasing significantly for many years, currently over $3 trillion annually. This rise in healthcare costs has driven a broad transition from consumption-based payment models to value-based payment models across the healthcare landscape. As a result, the specific disease and comorbidity status, clinical and quality outcomes, resource utilization, and care details of the individual patient have become increasingly relevant to the various constituents of the healthcare delivery system. Concurrently, the count and complexity of diseases, diagnostics, and treatments—let alone payment models and regulatory oversight requirements—have soared. In this setting, granular data has become critical to determining and improving quality and financial performance in healthcare.

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

        Our ability to deliver value to our clients through our advanced analytics and intervention platforms has allowed us to achieve significant growth since our company's organization. For the year ended December 31, 2015, our revenue was $437.3 million, representing 21% growth over the year ended December 31, 2014. In this same period, we generated Adjusted EBITDA of $151.6 million, representing 35% of revenue and 13% growth over the same period in the prior year. Net income for the year ended December 31, 2015 was $66.1 million, representing 15% of revenue and a 1% increase over the same period in 2014. Non-GAAP net income for the year ended December 31, 2015 was $75.4 million, representing 17% of revenue and a 7% increase over the same period in 2014. Adjusted EBITDA and Non-GAAP net income are measures that are not presented in accordance with accounting principles generally accepted in the United States (GAAP). For a reconciliation of net income to Adjusted EBITDA and Non-GAAP net income, see "Non-GAAP Financial Measures," provided in Item 6—Selected Financial Data.

        In this Annual Report, unless we indicate otherwise or the context requires, references to the "Company," "Inovalon," "we," "our," "ours," and "us" refer to Inovalon Holdings, Inc. and its consolidated subsidiaries.

Recent Developments

        The Company was incorporated in the state of Delaware on September 11, 2014. Effective September 17, 2014, in order to facilitate the administration, management, and development of our business and our initial public offering, Inovalon, Inc., which was incorporated in the state of Delaware on November 18, 2005, implemented a holding company reorganization, pursuant to which we became the new parent company and Inovalon, Inc. became our direct, wholly owned subsidiary.

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

        On September 1, 2015, pursuant to the terms of a Share Purchase Agreement (the "Purchase Agreement") between the Company and Avalere Health, Inc. ("Avalere"), we acquired 100 percent of the capital stock of Avalere for an aggregate stated purchase price of $140.0 million, consisting of cash and 235,737 shares of the Company's Class A common stock which are subject to resale restrictions. Avalere is a provider of data-driven advisory services and business intelligence solutions primarily to the pharmaceutical and life sciences industry. Pursuant to the Purchase Agreement, certain portions of the stated purchase price of $140.0 million are contingent upon the achievement of financial and operational objectives, and other portions are subject to continued employment provisions. The addition of Avalere, with its more than 200 pharmaceutical and life sciences clients, as well as an extensive array of client relationships with payors, providers and research institutions, is expected to expand our capabilities and client base into the expansive and adjacent markets of the pharmaceutical and life sciences industry. See Note 3 (Business Combinations), included elsewhere within this annual report on Form 10-K for more information.

        On September 29, 2015, we announced the introduction of Data Diagnostics™ to the healthcare marketplace. This technology, the latest in our product portfolio releases, provides a suite of hundreds of patient-specific analyses that can be ordered individually by clinicians on demand with the answer provided within seconds—all without leaving the clinician's workflow. The capability leverages vast amounts of data across billions of medical events, interconnectivity, and high-speed cloud-based analytics to allow physician organizations, health plans, accountable care organizations (ACOs), hospitals, integrated healthcare delivery systems, ASO employer groups, government programs, and individual physicians to achieve valuable clinical insights, strong clinical and quality outcomes, utilization efficiency, and overall financial performance on demand and in real time. The technology is delivered in collaboration with Quest Diagnostics, the nation's largest laboratory organization, providing large-scale distribution to clinicians through Quest's more than 200,000 Care360® provider portal installations and more than 400 integrated EHR platforms serving approximately half of the physicians and hospitals in the United States. We have been investing resources as part of the development and anticipated operation and support of Data Diagnostics™ since our second fiscal quarter of 2015 and this continued during the third quarter and accelerated significantly in the fourth quarter of 2015 as we ramp for operational activity within the Data Diagnostic platform. While still in the early stages of this platform's introduction, initial feedback from the marketplace has been very positive.

Industry Overview

        We believe that the increasing demand for our platform is driven by the confluence of four fundamental healthcare industry trends:

        Unsustainable Rise in Healthcare Costs.    Healthcare spending in the U.S. increased 5.3% on a year-over-year basis to over $3 trillion in 2014 according to the 2014 National Health Expenditure Highlights prepared by the Centers for Medicare and Medicaid Services, or CMS, representing more than 17% of U.S. Gross Domestic Product, or GDP. The 2015 set of healthcare cost projections from the Congressional Budget Office, or the CBO, indicate national healthcare spending will rise to about 25% of GDP by 2040. To address this expected significant rise in healthcare costs, the U.S. healthcare market is seeking more efficient and effective methods of delivering care. This same trend is playing out across modernized nations around the globe.

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

Our Market Opportunity

        We believe that our opportunity is significant and growing. According to a January 2013 McKinsey report, utilizing data analytics could reduce healthcare costs in the United States by an estimated $300 billion to $450 billion, or 12% to 17% of total U.S. healthcare costs today.

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

Our Platforms

        Our platforms are informed by clinical insights through our combination of industry-leading subject matter expertise and extensive proprietary datasets. Through the application of our platforms, we help our clients achieve large- scale insight and meaningful improvement in clinical and quality outcomes, utilization, and financial performance.

        In deploying our technology, our clients want us to synthesize opaque, convoluted, and disparate data into actionable information aligned with individualized goals and, in turn, empower a patient and provider intervention platform that achieves the realization of their goals in a measurable way.

        Our platforms' capabilities are currently engaged by hundreds of clients that leverage our ability to analyze and improve clinical and quality outcomes and financial performance. These platforms are applied in a variety of environments.

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

        We believe that our enterprise-scale data integration and management processes are a critical capability in achieving a material improvement in clinical quality outcomes and financial performance in healthcare. We integrate data seamlessly and securely into our systems through our proprietary Extract, Transform, Load ("ETL") tools and processes. This system manages the process of defining and configuring thousands of industry data feeds from our clients and partners (such as electronic health records ("EHR"), laboratory, pharmacy, patient reported, claims, paper based medical records, biometric, and hospital data feeds respectively), manages the data processing workflow, and monitors the ongoing provision and quality of data through the application of more than 2,000 data integrity checks.

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

        Advanced Analytics.    For years we have developed, honed, and scaled a portfolio of sophisticated analytics. Applying our team's subject matter expertise in computer processing, data architecture, statistics, medical sciences, healthcare policy, and leveraging the billions of medical events within our significant propriety datasets, we believe that we have developed one of the most advanced analytical platforms within the industry, as well as a culture and set of analytical toolsets that serve to rapidly innovate and expand our platform. Examples of the innovative analytics powered by this combination of data and processing capabilities include:

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

        Intervention Platforms.    Our data-driven intervention platforms are toolsets and services that enable our clients to take the insights derived from our analytics and implement solutions at the patient and provider level as being via hard copy and electronic mail, interconnected EHR systems, telephonic interactions, in patients' homes, through mobile devices, at dedicated patient centers, through web-enabled decision support tools, in retail pharmacies, and in traditional clinical locations, as examples) in order to achieve meaningful impact with the patient and provider. Some clients utilize our analytical outputs to achieve value on their own. Others license our data-driven intervention platform to support their ability to achieve data-driven impact. Yet others engage us to not only license our data-driven intervention platform, but also provide the personnel services necessary to leverage these toolsets and actually achieve the patient and provider-level impact. Examples of our data-driven intervention platform tools include:

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

        Deliver Increasing Value to Existing Clients.    We enjoy long term client relationships which entail multiple separate product engagements demonstrated by our average 5.0-year tenure for our top 10 clients with an aggregate of 66 separate statements of work as of December 31, 2015. Additionally, we have hundreds of client organizations that currently have only a limited number of services with us. Frequently we see clients that started with just one service with us realize the value that we are delivering and then expand their business with us to add additional services. We believe that we have a significant opportunity to deliver increasing value to our existing clients and this, in turn, will drive continued growth for us. As our clients recognize value and success as a result of working with our platforms, we frequently see them grow in their patient count and increase the number of products engaged with us—both of which result in our mutual success and growth. As we continue to deliver value to our clients, we plan to increase revenue from our existing clients by expanding their use of our platform, selling to other parts of their organizations, and selling additional analytical toolsets and services to them. Our pricing model allows us to grow incrementally along with our clients' growth. We are also able to introduce new healthcare plans that require additional functionality and insights as the healthcare market becomes more complex and the regulatory environment evolves, providing us with a substantial opportunity to increase the value of our client relationships.

        Continue to Grow Our Client Base.    We believe that there is a substantial opportunity to continue to grow our client base. We intend to leverage our expertise and experience from the existing large client base to gain new clients through increased investment in our sales force and marketing efforts. In addition, by leveraging our sector expertise and thought leadership, we believe that we can increasingly become the partner of choice for our existing clients. The network effect created by delivering increasing client value and consequently expanding our brand and service value, coupled with our industry expertise, is also driving substantial inbound client interest.

        Continue to Innovate.    Our strength in applying advanced, big data, cloud- based data analytics and our proprietary datasets enable us to achieve increasingly more impactful results for our clients. In order to continue delivering meaningful results in clinical and quality outcomes, utilization, and financial performance across the healthcare landscape, we intend to continue to invest in research and development to further enhance our data analytics and intervention platforms. For example, we recently announced the launch of Data Diagnostics™, a suite of hundreds of real-time patient-specific data analyses that clinicians can order individually, on demand at the point of care within their existing workflow to identify and address gaps in quality, risk, utilization and medical history insights. Powered by Inovalon's sophisticated large-scale data interconnectivity and analytical platform, Data Diagnostics™ allow clinicians to order advanced analytics for their patients on-demand and, within seconds, receive results, for informed decision making during the patient encounter. We also announced during 2015, the acceleration of big data processing empowering our QSI® platform, enabling a significant functionality expansion in our clinical quality outcomes measurement capabilities supporting accelerated performance for HEDIS, Stars, QARR and other measurement and reporting standards. This advancement will also support the acceleration of our related predictive analytics capabilities. As a result, we expect our clients to experience significantly reduced cycle times, allowing for complex measure calculations at speeds which are more than 10 times faster than any other comparable solution which we are aware of in the healthcare industry.

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

  •
  Pharmaceutical and Life Sciences:  The significant investment in drug and treatment development pipelines creates pressure within life sciences companies to focus on the areas of greatest need and opportunity, while growing their presence in the treatment process, from simply the creation of treatments, to the ongoing delivery and support of treatments that achieve desired outcomes. Our deep and growing healthcare datasets, analytical tools, and clinical encounter engagement platforms can be applied to assist life science companies in advancing their missions to improve healthcare by providing them the insights necessary for them to provide safe, effective, and affordable treatments for individuals and populations, informing the growth of their treatment portfolios and assisting in the delivery of treatment programs. The acquisition of Avalere, a provider of data-driven advisory services and business intelligence solutions primarily to the pharmaceutical and life sciences industry is expected to expand our capabilities and client base into the expansive and adjacent markets of the pharmaceutical and life sciences industry.

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

        Expand Reach through Growing our Channel Partnerships.    While we have been successful in growing our business through our direct sales efforts, we believe there is a significant opportunity that exists for us to further expand our reach through channel partnerships. There are many organizations in the healthcare space outside of the traditional payor and provider space that have meaningful impact on the quality of healthcare, such as retail clinics, pharmaceutical companies, CROs, large technology solution providers, and consulting firms. We believe our platform is well positioned to empower these organizations with powerful data-driven analytics and intervention insights, which can benefit their end consumers through improved care and better outcomes. For example, we launched a partnership with Walgreens, the nation's largest drugstore chain. This partnership has allowed us to leverage our proprietary data assets and distinctive analytics capabilities to bolster Walgreens' Clinics point-of-care solutions by providing clinicians with access to predictive insights about a patient's health status and data- driven intervention considerations, resulting in more efficient and higher quality standard of patient care while reducing the cost of care.

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

        Selectively Pursue Acquisitions.    We plan to selectively pursue acquisitions of complementary businesses, technologies, and teams, such as our acquisition of Avalere, that we expect to allow us to add new features and functionalities to our platform and accelerate the pace of our innovation and expansion into adjacent market spaces beyond what we can achieve organically.

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

        Our big data technology platform was designed and developed to address these challenges. Our platform enables integration of any data source, on any hardware platform, in any data format at extremely high speeds. This advanced approach to delivering technology is comprehensive in that it provides for real-time capture, extremely rapid analytical processing and redistribution of health data. We believe that very few other healthcare technology platforms, if any, address the integration of the payor, the provider, and the patient, with high volume, at rapid velocity, with the same depth of data.

        We believe that our big data capabilities enable us to receive, integrate, and process extremely large-scale data flows at truly industry-leading speeds, creating what we believe to be a material market differentiator and value creator for us and our clients. While data integration and processing at scale within the healthcare landscape (known for its highly disparate and "dirty" data characteristics) are key technology barriers to many organizations, we believe that we have made these capabilities a true differentiator—we are able to onboard clients and maintain high velocity computes in industry- leading times.

        Our big data platform has been created through the use of internally created software coupled with industry-leading technology frameworks that are vendor- agnostic. We leverage modern big data frameworks such as Hadoop Distributed File System and Hadoop which enable our platform to store structured and unstructured data while making it readily accessible by our analytics engine. Our big data processing capabilities enable dramatic improvements in data integration and analytical cycle speed to value recognition to empower improvements for intelligent product development through the "real world" functional application. Our big data platform laid the foundation of the data fabric allowing integration into our analytical capabilities. We have moved analytics to the data instead of requiring the data to be brought to the analytics platform.

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

Technology Infrastructure

        We believe that our track record of service is the result of our commitment to excellence and our devotion to maintaining one of the industry's most sophisticated technology infrastructures. We have made significant investments over the past decade to build an industry-leading enterprise-scale infrastructure capable of managing the heavy computing and storage requirements of our data-driven business. Today, we employ a combination of owned, virtualized data centers along with hosted facilities to enable seamless, secure, and scalable solutions nationwide.

        Our physical compute and storage infrastructure is deployed with a hybrid approach to cloud computing. Leveraging heavily virtualized infrastructure together with orchestration and automation tools, we have achieved significant capabilities within our private cloud environment. The following diagram provides a high level overview of our key infrastructure elements.

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

Data Integration Toolsets

        iPort™.    iPort is our data integration and management process toolset. This proprietary toolset leverages a decade of dataset extraction, transform, and load experience, in combination with data format insights gained from analysis of our extensive MORE2 Registry® dataset, to enable high volume data integration at enterprise scale. Applying more than 1,100 data integrity checks constructed from the analysis of data feeds that have constituted more than 11.0 billion medical events within the MORE2 Registry®, iPort™ is able to manage data integration through an advanced exception rules processing—thus empowering both high throughput rates and accuracy. With data feed profiles monitoring for characteristics ranging from receipt timing, content, and format, to referential integrity, and trend consistency, iPort™ processes the integration of thousands of data feeds received by us while maintaining state-of-the-art security protocols and HIPAA compliance.

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

        Quality Spectrum Insights Suite (QSI®, QSFD® and QSCL).    These toolsets provide a flexible run-time engine and user-friendly tools for the design, development, and deployment of a broad set of healthcare data analytics across the spectrum of clinical and quality outcomes, healthcare utilization, spending patterns, provider and network performance, and patient risk profiles. The advanced graphical user interface (provided through Quality Spectrum Flowchart Designer, or QSFD®) empowers clients' clinical, product development, and research staff to achieve superior analytical functionality without having advanced statistical, epidemiological, or programming experience.

        QSI® operates on both traditional relational database architectures, as well as on advanced big data architectures within the QSCL and QSI®-XL versions of the system. Core to its architecture is a proprietary Massively Parallel Processing (MPP) engine utilizing a Shared Nothing processing approach that scales linearly with additional processors, and a highly scalable grid storage array, enabling the development of an exceptional generation of toolsets driven by near-real time analytics across extremely large datasets.

        Monthly Member Detail Map (MMDM™).    The MMDM™ aggregates analytical outputs of other analytical toolsets to arrive at a coordinated gap resolution plan informing intervention strategies to resolve gaps in care, quality, and financial performance across large populations. To achieve this, the MMDM™ uses targeted patient-specific, site-specific, and provider-specific predictive analytics to enable and direct the right intervention for the right patient, in the right venue, at the right time. In addition to layering, prioritizing, and chronologically orchestrating data-driven intervention plans, the MMDM™ also enables the coexistence of Inovalon-driven analytics alongside client and third- party initiatives. The analytical processes necessary to assemble the separate outputs of other analytical toolsets and creating the MMDM™ output are highly complex but highly valuable in translating such disparate analyses into a practical operating plan to achieve positive impact for the provider and patient.

        Data Diagnostics™.    This technology provides a suite of hundreds of patient-specific analyses that can be ordered individually by clinicians on demand with the answer provided within seconds—all without leaving the clinician's workflow. The capability leverages vast amounts of data across billions of medical events, interconnectivity, and high-speed cloud-based analytics to allow physician organizations, health plans, ACOs, hospitals, integrated healthcare delivery systems, ASO employer groups, government programs, and individual physicians to achieve valuable clinical insights, strong clinical and quality outcomes, utilization efficiency, and overall financial performance on demand and in real time.

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

        Site Review Support Application (SRSA™).    SRSA™ coordinates clinical data collection at facilities across the nation. To achieve this, as a first step, SRSA™ orchestrates the determination of which clinical data medium and transfer modality may be most efficiently achieved (e.g., remote EHR access, EHR data export, fully integrated EHR interoperability, paper-based medical records, etc.). Once data mediums are determined, SRSA™ undertakes necessary steps of facility communications, onsite scheduling, data abstraction, review, and quality control. During the fourth quarter of 2014, Inovalon launched the next generation of SRSA™, known as SAFHIRE™. This next generation of SRSA™ advances our ability to aggregate, quality control, and process clinical data more efficiently and on greater scale than ever before, enhancing the ability to interact with clinical facilities more effectively and load balance workflows across Inovalon's nationwide presence.

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

        INDICES™.    Our INDICES™ toolset is an enterprise-level, web- enabled business intelligence reporting toolset that provides visualization of data and results to authorize client users via dashboards, reports, and ad hoc queries. INDICES™ is built on online analytical processes (OLAP) technologies to integrate our clients' data (e.g., patient, enrollment, lab results, pharmacy, claims, etc.), the results from our data analytics and data-driven interventions, and benchmark information from our MORE2 Registry®, to provide our clients with the ability to gain insight into the multiple facets of their patients, providers, and facility network. INDICES™ supports our clients' goals to improve the quality of care provided to patients, drive financial performance, and aid in the support of their strategic business and care decisions.

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

Our Clients

        For over 16 years, we have provided quality services to our clients. During that time, we have built a leading position and have become a true thought leader and innovator in our industry. We have achieved significant scale, and we believe that we play a key role in the U.S. healthcare market. During 2015, we provided services to hundreds of clients of various sizes in markets around the country, representing 20 of the top 25 health plans by size, 117 of 456 U.S. health plans, 105 of 733 ACOs, and 176 of 1,665 life sciences organizations. For the year ended December 31, 2014, two significant clients, Independence Blue Cross and Anthem (formerly known as WellPoint), each expanded their business with us to account for between 11% and 12%, respectively, of our total revenue during the year. For the year ended December 31, 2015, each of the aforementioned significant clients remained significant clients of ours, however, as our Company grew, Independence Blue Cross no longer represented greater than 10% of our revenue. For the year ended December 31, 2015, Anthem accounted for approximately 12% of our total revenue, while no other clients represented greater than 10% of our revenue. See Note 2 (Summary of Significant Accounting Policies), under the heading "Concentrations of Credit Risk", included elsewhere within this annual report on Form 10-K for more information.

Client Services Support

        Because our analytics and data-driven intervention services speak to a complex set of industry pressures, we have chosen to structure our client services organization around associates with industry-leading subject matter expertise. This approach affords our clients the opportunity to leverage their client services support as consultative partners, providing greater opportunity to maximize the value clients receive from our platforms. By interacting with our clients in this manner, we are able to leverage our associate industry- specific knowledge to better anticipate client needs and identify opportunities for our clients in the markets they serve. We believe our clients highly value this differentiated approach and, along with it, the industry, technological, and product expertise our associates possess.

        Client services support teams are assigned to our clients, and receive support from client service general managers and their teams of subject matter experts. The client service general managers are responsible for the end- to-end delivery of our solutions and contractual commitments.

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

Services Operations Group

        Many of our clients utilize the analytical outputs of our platform to feed into their own internal systems to achieve value within the provider and patient base. Other clients license our data-driven intervention platforms to facilitate the realization of value from our analytics. For still other clients, our service support personnel operate our data-driven intervention platforms to deliver end-to-end value realization. For these clients, through the implementation of our sophisticated platforms, we leverage our analytical output to provide data-driven intervention support services at the varying points of care necessary to achieve the goals of our clients. This unique end- to-end approach implements the solutions necessary to turn insight into meaningful impact and realized value on a national scale.

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

  •
  Point solution providers, such as DST Health, The Advisory Board, Alere, Altegra, Matrix, edifecs, and Silverlink.

Intellectual Property

        We rely on copyright, trademark, and trade secret laws as well as confidentiality agreements, licenses, and other agreements with employees, consultants, vendors, and customers. We also seek to control access to and distribution of our proprietary software, confidential information and know- how, technology, and other intellectual property. Historically, because our initial technological innovations were primarily algorithmic in nature, these innovations were well suited to trade secret protection. Accordingly, and due to the complex, time intensive, and costly patent process, with somewhat limited utility for business processes, the use of patents has not historically been compelling for us. However, beginning in the second quarter of 2015, we filed a limited number of provisional and non-provisional patent applications, which may or may not result in an issued patent or patents, and expect to continue to seek patents in the future.

        We own and use trademarks in connection with our applications and services, including both unregistered common law marks and issued trademark registrations in the United States. Our material trademarks, service marks and other marks include: CAASTM, CARA®, Caresync Advantage®, CCS Advantage®, CEDITM, ChaseWiseTM, Circle Logo®, Data-Driven Improvements in Health CareTM, Distributed Analytics®, EMR AccelerationTM, eCAAS Advantage®, ePASS®, Healthcare Empowered®, Healthier Members, Healthier Business®, HEDIS Advantage, HCC Surveillance®, HIX Foundation®, iDCTTM, INDICESTM, Inovalon, Inovalon—US, Inovalon—EU, Inovalon Healthcare Empowered (and Spiral Design to left)—EU, Inovalon (and Spiral Design on top), Inovalon (and Spiral Design to left), Inovalon Healthcare Empowered (and Spiral Design on top), Inovalon Healthcare Empowered (and Spiral Design to left)—US, Inovalon Healthcare Empowered (wordmark), Insights: a business intelligence solution, iPORTTM, iTCCTM, MORE2 Registry®, PCIS™, Prospective Advantage®, QSCL, QSFD®, QSI®, SRSATM, Star Advantage®, Turning Data into Insight and Insight into Action®, We See SolutionsTM, Data DiagnosticsTM and DDxTM. We also have trademark applications pending to register marks in the United States and European Union.

Our Employees

        As of December 31, 2015, we had a total of 3,323 associates across four areas: Technology, Innovation and Product, Data-driven Client Services, and Selling, General and Administrative. There were 2,019 full-time associates and 1,304 part-time associates. None of our associates are represented by a labor union, and all of our associates currently work in the U.S. and its territories (Puerto Rico), and we consider our current relations with our associates to be good.

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

Seasonality

        The nature of our customers' end-market results in seasonality reflected in both revenue and cost of revenue differences during the year. Regulatory impact of data submission deadlines in, for example, March, June, September, and January drive predictable timing of analytics and data processing activity variances from quarter to quarter. Further, regulatory clinical encounter deadlines of June 30th and December 31st drive predictable intervention concentrations variances from quarter to quarter. The timing of these factors results in analytical and intervention activity mix variances which predictably impact financial performance from quarter to quarter. The trend of higher client focus on "watchful waiting" has increasingly shifted intervention platform usage to later in the year.

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

        We have experienced significant growth since 2011, with total revenues growing from approximately $239.7 million for the year ended December 31, 2011 to approximately $437.3 million for the year ended December 31, 2015. Future revenues may not grow at these same rates or may decline, such as the approximate 1% revenue decline from the year ended December 31, 2012 to the year ended December 31, 2013. Our future growth will depend, in part, on our ability to grow our revenue from existing clients, to complete sales to potential future clients, to expand our client base in the life sciences industry and with provider organizations and employer and private exchanges, to develop direct-to-consumer services and to expand internationally. We can provide no assurances that we will be successful in executing on these growth strategies or that, even if our key metrics, such as trailing 12 month Patient Analytics Months ("PAM"), would indicate future growth, we will continue to grow our revenue or net income. Our ability to execute on our existing sales pipeline, create additional sales pipelines, and expand our client base depends on, among other things, the attractiveness of our services relative to those offered by our competitors, our ability to demonstrate the value of our existing and future services, and our ability to attract and retain a sufficient number of qualified sales and marketing leadership and support personnel. In addition, clients in certain industries in which we have a more limited presence, such as the life sciences industry, may be slower to adopt our services than we currently anticipate, which could adversely affect our results of operations and growth prospects.

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

        Our largest client, Anthem (formerly known as WellPoint), represented approximately 12% of our revenues for the year ended December 31, 2015, while no other clients represented greater than 10% of our revenue. Moreover, our top ten clients accounted for approximately 68% of our revenues for the year ended December 31, 2015. The engagement between these clients and us generally is covered through multiple separate statements of work ("SOWs"), each often with different and/or staggered terms which are all multi-year in their duration, ranging typically from two to four years. We can provide no assurance that these clients will renew their existing contracts or all SOWs with us upon expiration or that any such failure to renew will not have a material adverse effect on our revenue. For example, our revenue for the year ended December 31, 2013 decreased by approximately 1% as compared to the year ended December 31, 2012, in part as a result of a client's decision to discontinue several integrated solution engagements during the second quarter of 2013. If we lose one or more of our top clients, or if one or more of these clients significantly decreases its use of our services, our business and operating results could be materially and adversely affected.

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

General economic, political and market forces and dislocations beyond our control could reduce demand for our solutions and harm our business.

        The demand for our platforms, toolsets and services may be impacted by factors that are beyond our control, including macroeconomic, political and market conditions, the availability of short-term and long-term funding and capital, and the level of interest rates. The U.S. economy has begun to show signs of slowing, and global securities markets have become increasingly volatile. Any one or more of these factors may contribute to reduced demand for our platforms, toolsets and services, which could have an adverse effect on our results of operations and financial condition.

Our business is principally focused on the healthcare industry, and factors that adversely affect the financial condition of the healthcare industry could consequently affect our business.

        We derive substantially all of our revenue from clients within the healthcare industry. As a result, our financial condition and results of operations could be adversely affected by conditions affecting the healthcare industry generally and health systems and payors in particular. For example, consumer operated and oriented plans, or health insurance CO-Ops, have recently experienced financial distress, including insolvency, bankruptcy or liquidation, and have been forced to exit the exchange marketplace. Our ability to grow will depend upon the economic environment of the healthcare industry, as well as our ability to increase the number of services that we sell to our clients. Furthermore, we may not become aware in a timely manner of changes in regulatory requirements affecting our business, which could result in us taking, or failing to take, actions, resulting in noncompliance with state or federal regulations.

        There are many factors that could affect the purchasing practices, operations and, ultimately, the operating funds of healthcare organizations, such as reimbursement policies for healthcare expenses, consolidation in the healthcare industry, and regulation, litigation, and general economic conditions. In particular, we could be required to make unplanned modifications to our services or could suffer delays or cancellations of orders or reductions in demand for our services as a result of changes in regulations affecting the healthcare industry, such as any increased regulation by governmental agencies, changes to HIPAA and other federal or state privacy laws, laws relating to the tax- exempt status of many of our clients or restrictions on permissible discounts, and other financial arrangements. It is unclear what long-term effects the general economic conditions will have on the healthcare industry, and in turn, on our business, financial condition, and results of operations.

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

        Many healthcare laws are complex, subject to frequent change, and dependent on interpretation and enforcement decisions from government agencies with broad discretion. The application of these laws to us, our clients, or the specific services and relationships we have with our clients is not always clear. In addition, federal and state legislatures have periodically considered programs to reform or amend the U.S. healthcare system at both the federal and state level, such as the enactment of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, or the Affordable Care Act or ACA. The ACA included provisions to control health care costs, improve health care quality, and expand access to affordable health insurance. Together with ongoing statutory and budgetary policy developments at a federal level, this health care reform legislation could include changes in Medicare and Medicaid payment policies and other health care delivery administrative reforms that could potentially negatively impact the business of our clients. Because not all the administrative rules implementing health care reform under the legislation have been finalized, because of ongoing federal fiscal budgetary pressures yet to be resolved for federal health programs, and because of the lack of implementing regulations or interpretive guidance, gradual and partially delayed implementation, possible amendment, repeal or further implementation delays, the full impact of the health care reform legislation and of further statutory actions to reform healthcare payment on our business and the business of our clients is unknown. There can be no assurances that health care reform legislation will not adversely impact either our operational results or the manner in which we operate our business. Health care industry participants may respond by reducing their investments or postponing investment decisions, including investments in our platforms, solutions and services. Our failure to anticipate accurately the application of these laws and similar or future laws and regulations, or our failure to comply with them, could create liability for us, result in adverse publicity, and negatively affect our business.

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

Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.

        Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. Our estimates and forecasts relating to the size and expected growth of our aggregate market opportunity or any of the sub-components of our total addressable market may prove to be inaccurate. Even if our total addressable market or any sub-component thereof meets our size estimates and forecasted growth, our business could fail to grow at similar rates, if at all.

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

        We currently hold no issued patents. We have a limited number of provisional and non-provisional patent applications, which may or may not result in an issued patent or patents. In addition, we do not know whether the examination process will require us to narrow our claims. To the extent that patents are issued from our patent applications, which are not certain, they may be contested, circumvented or invalidated in the future. Moreover, the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages, may be successfully challenged by third parties, and, as with any technology, competitors may be able to develop similar or superior technologies to our own now or in the future.

        We currently rely on unpatented proprietary technology. It is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology. To protect our trade secrets and other proprietary information, we require employees, consultants, advisors, and collaborators to enter into confidentiality agreements. We cannot assure you that these agreements will provide meaningful protection for our trade secrets, know-how, or other proprietary information in the event of any unauthorized use, misappropriation, or disclosure of such trade secrets, know-how, or other proprietary information. Further, the theft or unauthorized use or publication of our trade secrets and other confidential business information could reduce the differentiation of our services and harm our business, the value of our investment in development or business acquisitions could be reduced, and third parties might make claims against us related to losses of their confidential or proprietary information.

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

        We have previously and may in the future seek to acquire or invest in businesses, services, or technologies that we believe could complement or expand our services, enhance our technical capabilities, or otherwise offer growth opportunities. For example, on September 1, 2015, we acquired Avalere. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated. Acquisitions also could result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results and financial condition. In addition, we have limited experience in acquiring other businesses. We may not achieve the anticipated benefits from the acquired business, including from Avalere, due to a number of factors, including:

  •
  inability or difficulty integrating and benefiting from acquired technologies, services, or clients in a profitable manner, including as a result of reductions in margins or otherwise;

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

        The integration of newly acquired businesses, including Avalere, will also require a significant amount of time and attention from management. The diversion of management attention away from ongoing operations and key research and development, marketing or sales efforts could adversely affect ongoing operations and business relationships. Moreover, even if we were able to fully integrate a new acquisition's business operations and other assets successfully, there can be no assurance that such integration will result in the realization of the full benefits of synergies, cost savings, innovation and operational efficiencies that may be possible or were anticipated from the acquisition or that these benefits will be achieved within a reasonable period of time. Delays in integrating our acquisitions, which could be caused by factors outside of our control, could adversely affect the intended benefits of the acquisitions to our business, financial results, financial condition and the trading price of our Class A common stock.

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

As a result of becoming a public company, we are obligated to report on the effectiveness of our internal control over financial reporting. These internal controls may not be determined to be effective, which may harm investor confidence in our company and, as a result, the trading price of our Class A common stock.

        We are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting in the second annual report we file with the Securities and Exchange Commission, or the SEC. This assessment will need to include disclosure of material weaknesses, if any, identified by our management in our internal control over financial reporting. However, as an "emerging growth company," as defined in the JOBS Act, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Any failure of our internal control over financial reporting to be effective or our failure to implement required new or improved controls, if any, or difficulties encountered in their implementation, may harm our operating results, cause us to fail to meet our reporting obligations, and negatively impact the trading price of our Class A common stock.

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

        We will remain an emerging growth company until the earliest of (i) the end of the fiscal year in which we have total annual gross revenue of $1 billion or more during such fiscal year, (ii) the end of the fiscal year in which we qualify as a large accelerated filer, with at least $700 million of equity securities held by non-affiliates, (iii) the date on which we issue more than $1 billion in non-convertible debt in a three-year period, or (iv) December 31, 2020, which is the last day of the fiscal year following five years from the date of our initial public offering.

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

        We are currently controlled by holders of our Class B common stock. As of the date of this Annual Report, holders of our Class B common stock beneficially own an aggregate of approximately 94% of the voting power of our common stock. In particular, Dr. Dunleavy beneficially owns an aggregate of approximately 57% of the voting power of our common stock, and Mr. Hoffmann beneficially owns an aggregate of approximately 20% of the voting power of our common stock. The shares beneficially owned by Dr. Dunleavy and Mr. Hoffmann and certain other stockholders are shares of Class B common stock, which have 10 votes per share, whereas each share of Class A common stock has one vote per share. As long as holders of our Class B common stock control at least a majority of the voting power of our outstanding common stock, they will have the ability to exercise substantial control over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the election and removal of directors and the size of our board of directors, any amendment of our certificate of incorporation or bylaws, or the approval of any merger or other significant corporate transaction, including a sale of all or substantially all of our assets. Even if their ownership falls below 50%, holders of our Class B common stock will continue to be able to exert significant influence or effectively control our decisions because of the dual class structure of our common stock. This concentrated control by our Class B common stockholders will limit or preclude your ability to influence those corporate matters for the foreseeable future and, as a result, we may take actions that holders of our Class A common stock do not view as beneficial. This dual class structure may adversely affect the market price of our Class A common stock. In addition, this structure may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

We incur significantly increased costs and devote substantial management time as a result of now operating as a public company.

        As a newly public company in 2015, we incur significant legal, accounting, stockholder communication, and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC, and the NASDAQ Stock Market LLC, or NASDAQ, including the establishment and maintenance of effective disclosure and financial controls, changes in corporate governance practices, and required filing of annual, quarterly, and current reports with respect to our business and operating results. We expect that compliance with these requirements will increase our legal and financial compliance costs and will make some activities more time consuming and costly. In addition, we expect that our management and other personnel will need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will increase when we are no longer an emerging growth company, as defined by the JOBS Act. We may also need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Furthermore, we expect that the expenses necessary to communicate with our stockholders, the financial community, public relations audiences, and other such similar audiences will be significantly more than any such similar expenses have historically been for us.

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

The stock price of our Class A common stock may be volatile or may decline regardless of our operating performance, and you may not be able to resell your shares at or above the price at which you acquire shares of our Class A common stock.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        Our corporate headquarters is located in Bowie, Maryland, where we occupy approximately 110,000 square feet under a lease agreement that expires in August 2018. In addition, we lease an aggregate of approximately 216,000 square feet at the following locations: Columbia, Maryland; a second facility in Bowie, Maryland; Herndon, Virginia; Lansing, Michigan; Washington, DC; and Phoenix, Arizona. We own one property in Snellville, Georgia, which is approximately 12,000 square feet. In addition, we maintain a number of leases for smaller office facilities in various locations in the regions of our clients coinciding with specific client needs.

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

Item 4.    Mine Safety Disclosures.

        Not Applicable.

PART II

Item 5.    Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

        Our Class A common stock is listed on the NASDAQ Global Select Market under the symbol "INOV." Initial trading of our Class A common stock commenced on February 12, 2015. Accordingly, no market for our common stock existed prior to that date. On February 12, 2015, we offered our IPO at a price to the public of $27.00 per share. The following table lists quarterly information on the price range of our Class A common stock based on the high and low reported sale prices for our Class A common stock as reported by NASDAQ for the periods indicated below:

	Price Range
	High	Low
Year Ended December 31, 2015:
First quarter	$33.75	$21.68
Second quarter	$30.55	$22.06
Third quarter	$28.38	$17.78
Fourth quarter	$23.87	$16.51

Stock Performance Graph

        The following performance graph and related information shall not be deemed "soliciting material" or to be "filed" with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

        Set forth below is a graph comparing the cumulative total stockholder return on our Class A common stock with the NASDAQ Composite-Total Returns Index and the NASDAQ Computer and Data Processing Index since February 12, 2015 (the date our Class A common stock initialy traded), through December 31, 2015, assuming that an investment of $100 was invested in our common stock at $27 per share, and each index referenced at quoted prices on February 12, 2015, and assumes that any dividends were reinvested on the relevant payment dates. The following performance graph is historical and not necessarily indicative of future price performance.

        The following table was used to prepare the chart above, assumes $100 was invested at the close of market on February 12, 2015, which was our initial trading day, and illustrates the value of the investment based on quoted prices as of the indicated dates:

	2/12/2015	3/31/2015	6/30/2015	9/30/2015	12/31/2015
Inovalon Holdings, Inc.	$100	$112	$103	$77	$63
Nasdaq Composite Index	$100	$101	$103	$95	$103
NASDAQ Computer and Data Processing Index	$100	$99	$99	$94	$104

Holders

        As of February 15, 2016, there were 17 stockholders of record of our Class A common stock. However, because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe there are substantially more beneficial holders of our common stock than record holders. As of February 15, 2016, there were 52 stockholders of record of our Class B common stock.

Dividend Policy

        Our board of directors does not currently intend to declare and pay dividends on our common stock. However, our board of directors will periodically reevaluate our dividend policy and may determine to pay dividends in the future. Any future determination to declare cash dividends will be at the sole discretion of our board of directors.

        The following table sets forth the cash dividends per share of our common stock that our board of directors declared during the years ended December 31, 2015, 2014, 2013, and 2012, respectively:

	Year Ended December 31,
	2015	2014	2013	2012
Dividends declared per share	$—	$—	$0.15	$0.36

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

Unregistered Sales of Equity Securities

        None.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

        The following table sets forth certain information with respect to common stock purchased by the Company for the three-month period ended December 31, 2015.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs
October	—	—	—	—
November	64,074	$17.83	—	—
December	—	—	—	—

Total	64,074	$17.83	—	—

(1)
During the three months ended December 31, 2015, the Company withheld 64,074 shares of restricted stock for $1.1 million to satisfy employee tax withholding requirements related to the vesting of restricted stock units.

        2015 Employee Stock Purchase Plan—The ESPP became effective on the date of the completion of our initial public offering. The ESPP enables eligible employees to purchase shares of our Class A common stock at a discount through participation in discrete offering periods. Shares of Class A common stock purchased under the ESPP will either be issued by the Company or acquired directly from third parties in the open market. On September 1, 2015, we directed the plan administrator to purchase 30,689 shares of Class A common stock in the open market for a total of $664 thousand, for issuance to the ESPP participants at a discounted price of $18.61 per share; there were no other open market purchases pursuant to the Plan in the fiscal year ended December 31, 2015. We may, in our sole discretion, based on market conditions, relative transaction costs and our need for additional capital, continue to instruct the plan administrator to make semi-annual open market purchases of Class A common stock for ESPP participants to coincide with the ESPP's designated semi-annual purchase dates.

        2015 Omnibus Incentive Plan—We issue restricted stock units ("RSUs") and restricted stock awards ("RSAs") as part of our 2015 Omnibus Incentive Plan (the "2015 Plan"), which was adopted by our board of directors on January 14, 2015 and approved by our stockholders. Shares of common stock issued upon vesting of RSUs and RSAs under the 2015 Plan will be either issued by the Company or acquired directly from third parties in the open market or in privately negotiated transactions. We may, in our sole discretion, determine the source of shares issuable upon vesting of RSUs and RSAs available through the 2015 Plan based on market conditions, relative transaction costs and our need for additional capital. In the future, we may direct the plan administrator to purchase shares of Class A common stock in the open market to cover vested RSUs and RSAs. During the fiscal year ended December 31, 2015, we did not make any open market purchases pursuant to the 2015 Plan.

Securities Authorized for Issuance Under Equity Compensation Plans

        See Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for information regarding securities authorized for issuance.

Item 6.    Selected Financial Data.

        The following table sets forth selected consolidated financial data for the years presented and at the dates indicated below. We have derived the selected consolidated statements of operations data for the years ended December 31, 2015, 2014, and 2013 from our audited consolidated financial statements included elsewhere in this annual report on Form 10-K. We have derived the selected consolidated balance sheet data as of December 31, 2015 and 2014 from our audited consolidated financial statements included elsewhere in this annual report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2012 and 2011 and the consolidated balance sheet data as of December 31, 2013, 2012 and 2011 are derived from consolidated financial statements that are not included in this annual report on Form 10-K. In our opinion, such financial statements include all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of the financial data set forth in those statements. In the table below we have included measures, "Adjusted EBITDA," "Adjusted EBITDA margin," and "Non-GAAP net income," that are not presented in accordance with GAAP. A discussion of why we utilize these non-GAAP measures and reconciliations to corresponding GAAP measures are provided below.

        Our historical results are not necessarily indicative of our results in any future periods. The summary of our consolidated financial data set forth below should be read together with our consolidated financial statements and related notes, as well as the sections entitled "Management's

Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in this Annual Report.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except share and per share information)
Consolidated Statement of Operations Data:
Revenue	$437,271	$361,540	$295,798	$300,275	$239,685
Expenses:
Cost of revenue	146,140	112,761	120,054	101,188	102,695
Sales and marketing	14,684	7,143	5,952	6,793	6,752
Research and development	22,329	23,130	21,192	15,499	14,855
General and administrative	115,029	88,565	80,638	72,661	63,184
Depreciation and amortization	22,633	19,880	15,517	12,899	11,229

Total operating expenses	320,815	251,479	243,353	209,040	198,715

Income from operations	116,456	110,061	52,445	91,235	40,970

Other income and (expenses):
Realized losses on short-term investments	(328)	—	—	—	—
Interest income	3,003	6	9	11	10
Interest expense	(4,420)	(1,336)	(79)	(129)	(62)

Income before taxes	114,711	108,731	52,375	91,117	40,918
Provision for income taxes	48,648	43,379	19,657	35,962	15,991

Net income	$66,063	$65,352	$32,718	$55,155	$24,927

Basic net income per share	$0.45	$0.50	$0.24	$0.40	$0.18

Diluted net income per share	$0.45	$0.49	$0.24	$0.40	$0.18

Weighted average shares of common stock outstanding:
Basic	145,745	130,770	135,305	137,865	137,865

Diluted	148,275	133,289	136,375	139,040	138,855

Other Financial Data(1):
Adjusted EBITDA	$151,622	$133,648	$71,847	$108,105	$57,526
Adjusted EBITDA margin	35%	37%	24%	36%	24%
Non-GAAP net income	$75,352	$70,205	$37,393	$59,449	$30,152

(1)
See the section titled "Non-GAAP Financial Measures" below for additional information and a reconciliation of net income to Adjusted EBITDA and net income to Non-GAAP net income.

	December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$114,034	$162,567	$110,594	$106,361	$114,872
Short-term investments	614,130	—	—	—	—
Accounts receivable, net of allowances	81,305	43,938	33,398	62,899	36,764
Working capital	776,477	168,217	130,562	136,933	131,676
Property, equipment and capitalized software, net	65,031	50,962	43,050	34,170	28,089
Goodwill	137,733	62,269	62,269	62,269	62,269
Total assets	1,112,877	342,569	269,746	285,655	262,922
Long-term debt	266,546	281,418	279	168	268
Total liabilities	373,721	350,791	38,012	48,826	33,817
Total stockholders' equity (deficit)	739,156	(8,222)	231,734	236,829	229,105

Non-GAAP Financial Measures

        We provide the measures Adjusted EBITDA, Adjusted EBITDA margin, and Non-GAAP net income as additional information for its operating results. These measures are not prepared in accordance with, or an alternative for accounting principles generally accepted in the United States ("GAAP") and may be different from non-GAAP measures used by other companies.

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

        The following table presents a reconciliation of net income to Adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Reconciliation of Net Income to Adjusted EBITDA:
Net income	$66,063	$65,352	$32,718	$55,155	$24,927
Depreciation and amortization	22,633	19,880	15,517	12,899	11,229
Realized losses on short-term investments	328	—	—	—	—
Interest expense	4,420	1,336	79	129	62
Interest (income)	(3,003)	(6)	(9)	(11)	(10)
Provision for income taxes	48,648	43,379	19,657	35,962	15,991

EBITDA	$139,089	$129,941	$67,962	$104,134	$52,199
Stock-based compensation	7,415	2,894	1,842	2,560	3,767
Acquisition costs:
Transaction costs	1,483	—	—	—	—
Contingent consideration	2,938	—	—	—	—
Tax on equity exercises	697	—	—	—	—
Other non-comparable items(a)	—	—	1,565	1,411	1,560
Professional service fees(b)	—	813	478	—	—

Adjusted EBITDA	$151,622	$133,648	$71,847	$108,105	$57,526

(a)
Other "non-comparable items" include business transaction-related professional fees, corporate name change expenses, workforce restructuring expenses, and certain legal costs. We believe that these non-comparable expenses are not attributable to our ongoing operations for the period in which such charges are incurred and do not accurately reflect the performance of our ongoing operations.

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

        The following table presents a reconciliation of net income to Non-GAAP net income for each of the periods indicated:

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Reconciliation of Net Income to Non-GAAP net income:
Net income	$66,063	$65,352	$32,718	$55,155	$24,927
Stock-based compensation	7,415	2,894	1,842	2,560	3,767
Acquisition costs:
Transaction costs	1,483	—	—	—	—
Contingent consideration	2,938	—	—	—	—
Amortization of acquired intangible assets	3,412	4,368	3,599	3,122	3,250
Tax on equity exercises	697	—	—	—	—
Other non-comparable items(a)	—	—	1,565	1,411	1,560
Professional service fees(b)	—	813	478	—	—
Tax impact of add-back items(c)	(6,656)	(3,222)	(2,809)	(2,799)	(3,352)

Non-GAAP net income	$75,352	$70,205	$37,393	$59,449	$30,152

(a)
Other "non-comparable items" include business transaction-related professional fees, corporate name change expenses, workforce restructuring expenses, and certain legal costs. We believe that these non-comparable expenses are not attributable to our ongoing operations for the period in which such charges are incurred and do not accurately reflect the performance of our ongoing operations.

(b)
Represents legal costs associated with the enforcement of a specific client contract. The legal process associated with this matter began in the first quarter of 2013 and concluded in the second quarter of 2014.

(c)
Assumes the tax rate applicable to the respective year.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our "Selected Financial Data" and our consolidated financial statements and notes thereto appearing elsewhere in this annual report on Form 10-K. In addition to historical consolidated financial information, the following discussion and analysis may contain forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated by forward-looking statements as a result of many factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this annual report on Form 10-K, including those set forth under "Risk Factors" and "Special Note Regarding Forward-Looking Statements."

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

        Our large proprietary datasets, advanced integration technologies, sophisticated predictive analytics, and deep subject matter expertise allow us to provide seamless, end-to-end platforms that bring the benefits of big data and large-scale analytics to the point of care. Our data analytics platforms identify gaps in care, quality, data integrity, and financial performance in our clients' datasets. Our data-driven intervention platforms enable our clients to take the insights derived from the analytics and implement unique, patient-level solutions, drive impact and enhance patient engagement. Through these capabilities, and those of our subsidiary Avalere, which offers data-driven advisory services and business intelligence to more than 200 pharmaceutical and life sciences enterprises, as well as an extensive array of client relationships with payors, providers and research institutions, we are able to drive high-value impact, improving quality and economics for health plans, accountable care organizations ("ACOs"), hospitals, physicians, consumers and pharma/life-sciences researchers.

        We generate the substantial majority of our revenue through the sale or subscription licensing of our data analytics and data-driven intervention platform services. Since our inception, we have experienced significant growth.

        For the year ended December 31, 2015, our revenue was $437.3 million, representing 21% growth over the year ended December 31, 2014. For the year ended December 31, 2015, we generated Adjusted EBITDA of $151.6 million, representing a 35% Adjusted EBITDA margin and 13% growth over the same period in the prior year. Net income for the year ended December 31, 2015 was $66.1 million, representing 15% of revenue and a 1% increase over the year ended December 31, 2014. Non-GAAP net income for the year ended December 31, 2015 was $75.4 million, representing 17% of revenue and a 7% increase over the same period in 2014. Adjusted EBITDA and Non-GAAP net income are non-GAAP measures. Adjusted EBITDA and Non-GAAP net income are measures that are not presented in accordance with GAAP. For a reconciliation of net income to Adjusted EBITDA and Non-GAAP net income, see "Non-GAAP Financial Measures," provided in Item 6—Selected Financial Data.

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

        On September 1, 2015, pursuant to the terms of a Share Purchase Agreement between the Company and Avalere (the "Purchase Agreement"), we acquired 100 percent of the capital stock of Avalere for an aggregate stated purchase price of $140.0 million, consisting of cash and 235,737 shares of the Company's Class A common stock which are subject to resale restrictions. The addition of Avalere, with its more than 200 pharmaceutical and life sciences clients, as well as an extensive array of client relationships with payors, providers and research institutions, is expected to expand our capabilities and client base into the expansive and adjacent markets of the pharmaceutical and life sciences industry. We incurred transaction costs in connection with the acquisition of approximately $1.5 million, which are included in general and administrative expenses. See Note 3 (Business Combinations), included elsewhere within this annual report on Form 10-K for more information.

        During 2015 Inovalon announced the introduction of Data Diagnostics™ to the healthcare marketplace. This technology provides a suite of hundreds of patient-specific analyses that can be ordered individually by clinicians on demand with the answer provided within seconds—all without leaving the clinician's workflow. The capability leverages vast amounts of data across billions of medical events, interconnectivity, and high-speed cloud-based analytics to allow physician organizations, health plans, accountable care organizations (ACOs), hospitals, integrated healthcare delivery systems, ASO employer groups, government programs, and individual physicians to achieve valuable clinical insights, strong clinical and quality outcomes, utilization efficiency, and overall financial performance on demand and in real time. The technology is delivered in collaboration with Quest Diagnostics, the nation's largest laboratory organization, providing large-scale distribution to clinicians through Quest's more than 200,000 Care360® provider portal installations and more than 400 integrated EHR platforms serving approximately half of the physicians and hospitals in the United States. During 2015 Inovalon invested significant resources as part of the development and anticipated operation and support of Data Diagnostics™. While still in the early stages of this platform's introduction, initial feedback from the marketplace has been very positive.

Key Metrics

        We review a number of metrics, including the key metrics shown in the table below. We believe that these metrics are indicative of our overall level of analytical activity and the underlying growth in our business. (in thousands, except percentages)

	Year Ended December 31,
	2015	2014	2013
	(in thousands, except percentages)
Key Metrics(1):
MORE[2] Registry® dataset metrics
Unique patient count(2)	130,953	120,170	109,464
Medical event count(3)	11,051,441	9,250,424	8,321,236
Trailing 12 month Patient Analytics Months (PAM)(4)	21,449,667	16,519,827	12,812,630
Data analytics and data-driven intervention revenue mix(5):
Revenue from data analytics subscriptions(6)	52.3%	57.7%	48.6%
Revenue from data-driven intervention platform services(7):
Fully automated processes	12.0%	7.3%	4.3%
Partially automated processes	32.2%	35.0%	47.1%

Total revenue from data-driven intervention platform services	44.2%	42.3%	51.4%

(1)
MORE2 Registry® dataset metrics, and Trailing 12 month Patient Analytics Months (PAM), each of which is presented in the table, are key operating metrics that management uses to assess our level of operational activity. While we believe that each of these metrics is indicative of our overall level of analytical activity and the underlying growth in our business, increases or decreases in these metrics do not necessarily correlate to proportional increases or decreases in revenue, Adjusted EBITDA, net income or Non-GAAP net income. For instance, although increased levels of analytical activity historically have corresponded to increases in revenue over the long term, differences in fees charged for different analytical packages exist and differences in how analytics trigger the applicability of our data-driven intervention platforms may result in increases in analytical activity that do not result in proportional increases in revenue, Adjusted EBITDA, net income or Non-GAAP net income (and vice versa). Accordingly, while we believe the presentation of these operating metrics is helpful to investors in understanding our business, these metrics have limitations and should not be considered as substitutes for analysis of our financial results reported under GAAP. In addition, we believe that other companies, including companies in our industry, do not present similar operating metrics and that there is no commonly accepted method of calculating these metrics, which may reduce their usefulness as comparative measures.

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
Revenue mix excludes advisory services.

(6)
Revenue from data analytics subscriptions is defined as revenue that results from subscription agreements/contracts for the provision of data analytics (which include such components as the company's data integration, data management, data analytics, and data reporting) services.

(7)
Revenue from data-driven intervention platform services is defined as revenue that results from contracts for the provision of data- driven intervention platform services. This revenue is further broken down into revenue achieved through fully automated processes (i.e., those processes that require no material variable-based labor component) and partially automated processes (i.e., those processes that require certain material variable-based labor components).

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

	Year Ended December 31,
	2015	2014	2013
Investment in Innovation
Research and development(1)	$22,329	$23,130	$21,192
Capitalized software development(2)	20,199	16,375	10,304
Research and development infrastructure investments(3)	5,255	5,023	3,565

Total investment in innovation	$47,783	$44,528	$35,061

As a percentage of revenue
Research and development(1)	5%	6%	7%
Capitalized software development(2)	5%	5%	3%
Research and development infrastructure investments(3)	1%	1%	1%

Total investment in innovation	11%	12%	11%

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

        Data Analytics and Data-Driven Intervention Mix.    Our business and operational models are highly scalable and leverage variable costs to support revenue generating activities. Our data analytic service costs are less variable in nature and require lower incremental capital expenditures. As a result, following initial development and deployment investments, our big data analytics platform and data technology capabilities allow us to process significant volumes of transactions with lower incremental costs. Conversely, our data- driven intervention costs are generally variable in nature and require incremental costs to generate additional revenue. As a result, the mix of our data analytics and data interventions activities affects our financial performance.

        Client and Analytical Process Count Growth.    Our business is generally driven by the number of underlying patients for which our analytics and data-driven intervention platforms are being utilized. As such, we track the number of analytical processes that we run on patients each month in fulfillment of our client contracts, as totaled for the trailing 12 months. This metric is referred to as the Trailing 12 Month Patient Analytical Months, or PAM. We believe that PAM is indicative of our overall level of analytical activity, and we expect our period-to-period comparisons of our PAM to be indicative of underlying growth of our business, although changes in levels of analytical activity do not always directly translate to changes in financial performance of our business. Differences in fees charged for different analytical packages exist and differences in how analytics trigger the applicability of our data-driven intervention platforms may result in increases in analytical activity that do not result in proportional increases in revenue, Adjusted EBITDA, net income or Non-GAAP net income (and vice versa). Therefore, in situations in which a new SOW is initiated for analytical processes that have a higher than average fee rate, revenue could expand disproportionately faster than the increase in PAM.

Likewise, as was the case in the year ended December 31, 2013, the loss of an SOW for analytical processes that have a higher than average fee rate can negatively affect revenue disproportionately more than PAM. Further, in 2013, the initiation of several new SOWs for various analytical processes that commanded, when taken together, a lower than average fee rate offset the reduction in revenue from the aforementioned terminated SOW, while PAM was more than offset, and thus increased.

        Seasonality.    The nature of our customers' end-market results in seasonality reflected in both revenue and cost of revenue differences during the year. Regulatory impact of data submission deadlines in, for example, March, June, September, and January drive predictable timing of analytics and data processing activity variances from quarter to quarter. Further, regulatory clinical encounter deadlines of June 30th and December 31st drive predictable intervention concentrations variances from quarter to quarter. The timing of these factors results in analytical and intervention activity mix variances which predictably impact financial performance from quarter to quarter. The trend of higher client focus on "watchful waiting" has increasingly shifted intervention platform usage to later in the year.

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

        Cloud-based data analytics solution revenue accounted for approximately 54.2%, 57.7%, and 48.6%, of our consolidated revenue during the years ended December 31, 2015, 2014, and 2013, respectively. These percentages include software subscription licensing revenue of approximately 3.2%, 3.6%, and 3.6%, of our consolidated revenue during the years ended December 31, 2015, 2014, and 2013, respectively. Our cloud-based data analytics services are performed either at the beginning of a data-driven intervention process, which typically aligns with regulatory submission deadlines, or on a monthly basis, depending on the particular client's needs. Data analytics revenue is driven primarily by the number of identified gaps in care, quality, data integrity, and financial performance identified in a client's dataset, the number of unique patients in a client's dataset, a minimum data analytics processing fee, and a contractually negotiated transactional price for each identified gap or unique patient. Subscription licensing revenue is driven primarily by the number of clients, the number of unique patients in a client's population dataset, the number of analytical services contracted for by a client, and the contractually negotiated price of such services.

        Cloud-based data-driven intervention platform services revenue accounted for approximately 45.8%, 42.3%, and 51.4%, of our consolidated revenue during the years ended December 31, 2015, 2014, and 2013, respectively. Data-driven intervention platform service revenue is further broken down into revenue that is generated from fully automated processes (i.e., those processes that require no material variable-based labor components) and partially automated processes (i.e., those processes that require certain material variable-based labor components). Respectively, for the years ended December 31, 2015, 2014, and 2013, revenue from fully automated processes accounted for 12.4%, 7.3%, and 4.3%, of data-driven intervention platform services revenue and revenue from partially automated processes accounted for 33.4%, 35.0%, and 47.1%, of data- driven intervention platform services revenue.

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

        We expect to continue our focus on developing new data analytics and data-driven intervention platforms and enhancing our existing data analytics and data-driven intervention platforms. As a result, we expect our research and development expense to increase in absolute dollars, although it may vary from period to period as a percentage of revenue.

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

Realized Loss on Short-term Investments

        Realized loss on short-term investments consists of losses realized upon the sale of certain of the Company's available-for-sale securities, prior to their maturity. The losses were incurred as the value of the available-for-sale securities declined from the date of purchase to the date of sale.

Interest Income

        Interest income represents interest earned from our short-term investments.

Interest Expense

        Interest expense represent interest incurred on our Credit Facilities.

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

Results of Operations

        The following tables set forth our consolidated statement of operations data for each of the periods presented (in thousands):

	Year Ended December 31,
	2015	2014	2013
Revenue	$437,271	$361,540	$295,798
Expenses:
Cost of revenue	146,140	112,761	120,054
Sales and marketing	14,684	7,143	5,952
Research and development	22,329	23,130	21,192
General and administrative	115,029	88,565	80,638
Depreciation and amortization	22,633	19,880	15,517

Total operating expenses	320,815	251,479	243,353

Income from operations	116,456	110,061	52,445

Other income and (expenses):
Realized loss on short-term investments	(328)	—	—
Interest income	3,003	6	9
Interest expense	(4,420)	(1,336)	(79)

Income before taxes	114,711	108,731	52,375
Provision for income taxes	48,648	43,379	19,657

Net income	$66,063	$65,352	$32,718

        The following table sets forth our consolidated statement of operations data for each of the periods presented as a percentage of revenue:

	Year Ended December 31,
	2015	2014	2013
Revenue	100%	100%	100%
Expenses:
Cost of revenue	33%	31%	41%
Sales and marketing	3%	2%	2%
Research and development	5%	6%	7%
General and administrative	26%	24%	27%
Depreciation and amortization	5%	5%	5%

Total operating expenses	73%	70%	82%

Income from operations	27%	30%	18%

Other income and (expenses):
Realized loss on short-term investments	—	—	—
Interest income	—	—	—
Interest expense	(1)%	—	—

Income before taxes	26%	30%	18%

Provision for income taxes	11%	12%	7%

Net income	15%	18%	11%

Years Ended December 31, 2015, 2014, and 2013

Revenue

	Year Ended December 31,			2014 to 2015 Change		2013 to 2014 Change
	2015	2014	2013	$	%	$	%
	(dollars in thousands)
Total revenue	$437,271	$361,540	$295,798	$75,731	21%	$65,742	22%

        2015 Compared with 2014.    Revenue during the year ended December 31, 2015 increased by approximately $75.7 million, or 21%, as compared with the year ended December 31, 2014. The increase was primarily attributable to an increase in revenue from new clients of $36.0 million along with a net increase of $39.7 million from existing clients. Revenue for 2015 includes $17.5 million related to the acquisition of Avalere.

        2014 Compared with 2013.    Revenue during the year ended December 31, 2014 increased by approximately $65.7 million, or 22%, as compared with the year ended December 31, 2013. The increase was primarily attributable to an increase in revenue from new clients of $50.5 million along with a net increase of $15.2 million from existing clients.

Cost of Revenue

	Year Ended December 31,			2014 to 2015 Change		2013 to 2014 Change
	2015	2014	2013	$	%	$	%
	(dollars in thousands)
Cost of revenue	$146,140	$112,761	$120,054	$33,379	30%	$(7,293)	(6)%
Cost of revenue as a percentage of revenue	33%	31%	41%

        2015 Compared with 2014.    In 2015, cost of revenue increased by approximately $33.4 million, or 30%, compared with the year ended December 31, 2014. The increase in cost of revenue was primarily due to the corresponding increase in revenue of $75.7 million or 21%, during the period and also resulted from an increase in employee-related expenses related partially to the newly acquired data-driven advisory services service line and a greater volume of data-driven intervention platform services as a percentage of total revenue. Cost of revenue as a percentage of revenue was 33% in 2015 compared to 31% in 2014.

        2014 Compared with 2013.    In 2014, cost of revenue decreased by approximately $7.3 million, or 6%, as compared to the year ended December 31, 2013, despite the increase in revenue of approximately $65.7 million or 22%, over the same period. The $7.3 million decrease in cost of revenue was primarily due to a reduction in employee related expenses. The reduction in employee related expenses was primarily enabled by advances in our technology platform efficiency and a shift in revenue mix towards a greater proportion of analytics versus data-driven intervention services, as well as a greater proportion of automation within the data-driven intervention services mix. Cost of revenue as a percentage of revenue was 31% in 2014 compared to 41% in 2013.

Sales and Marketing

	Year Ended December 31,			2014 to 2015 % Change		2013 to 2014 % Change
	2015	2014	2013	$	%	$	%
	(dollars in thousands)
Sales and marketing	$14,684	$7,143	$5,952	$7,541	106%	$1,191	20%
Sales and marketing as a percentage of revenue	3%	2%	2%

        2015 Compared with 2014.    In 2015, sales and marketing expenses increased by approximately $7.5 million, or 106%, compared to 2014. The increase was primarily attributable to increased employee related expenses of approximately $6.5 million, and marketing program spend of approximately $1.0 million, both of which was driven by our investment in additional sales personnel to focus on adding new clients and capturing an increased amount of our market opportunity, as well as the addition of the sales and marketing personnel acquired with Avalere.

        2014 Compared with 2013.    In 2014, sales and marketing expenses increased by $1.2 million, or 20%, compared to 2013. The increase primarily was attributable to an increase in employee-related costs.

Research and Development

	Year Ended December 31,			2014 to 2015 % Change		2013 to 2014 % Change
	2015	2014	2013	$	%	$	%
	(dollars in thousands)
Research and development	$22,329	$23,130	$21,192	$(801)	(3)%	$1,938	9%
Research and development as a percentage of revenue	5%	6%	7%

        2015 Compared with 2014.    In 2015, research and development expenses decreased $2.8 million as a result of incremental capitalization of internally developed software efforts related to our on-going investment in platform and product innovation, and was partially offset by an increase of $2.0 million, which includes $1.0 million attributable to stock based compensation expense, attributable to an increase in employee related expenses and professional fees.

        2014 Compared with 2013.    In 2014, research and development expense increased by $1.9 million, or 9%, compared to 2013. The increase was attributable to our on-going investment in innovation and platform development.

General and Administrative

	Year Ended December 31,			2014 to 2015 Change		2013 to 2014 Change
	2015	2014	2013	$	%	$	%
	(dollars in thousands)
General and administrative	$115,029	$88,565	$80,638	$26,464	30%	$7,927	10%
General and administrative as a percentage of revenue	26%	24%	27%

        2015 Compared with 2014.    In 2015, general and administrative expense increased by approximately $26.5 million, or 30%, compared with 2014. Throughout the second half of 2014 and throughout 2015, we increased our investment in incremental personnel to support our growth and our transition from a private to a public company. Our investment resulted in an increase in employee related costs of $22.4 million, which includes an increase of approximately $3.1 million related to stock-based compensation expense and an increase of $7.5 million related to our growth and expansion. In addition, general and administrative expenses for 2015 includes incremental expenses that are not comparable to the prior year, comprised of $1.5 million for acquisition-related transaction costs, $2.9 million of post-acquisition contingent consideration expense related to the acquisition of Avalere, and $0.7 million for employer taxes related to stock option awards exercised by employees. The increases in general and administrative expenses for 2015 were partially offset by capitalization of internal-use software development costs of $1.0 million compared to the prior period.

        2014 Compared with 2013.    In 2014, general and administrative expense increased by approximately $7.9 million, or 10%, compared to 2013. The increase was primarily attributable to an increase in employee-related costs of $4.2 million, which includes an increase of approximately $1.1 million related to stock based compensation expense, professional fees of $1.8 million, occupancy costs of $1.1 million, and software licensing and maintenance expenses of $0.5 million.

Depreciation and Amortization

	Year Ended December 31,			2014 to 2015 Change		2013 to 2014 Change
	2015	2014	2013	$	%	$	%
Depreciation and amortization	$22,633	$19,880	$15,517	$2,753	14%	$4,363	28%
Depreciation and amortization as a percentage of revenue	5%	5%	5%

        2015 Compared with 2014.    In 2015, depreciation and amortization expense increased by approximately $2.8 million, or 14%, compared to 2014. The increase in depreciation and amortization expense is primarily attributable to additional amortization expense for intangible assets recorded in the Avalere acquisition.

        2014 Compared with 2013.    In 2014, depreciation and amortization expense increased by approximately $4.4 million, or 28%, compared to 2013. The increase in depreciation and amortization expense primarily was attributable to an increase in amortization expense of capitalized software of $4.5 million as a result of accelerating amortization on software expected to be decommissioned due to the successful development of a next generation software service.

Realized Losses on Short-Term Investments

	Year Ended December 31,				2014 to 2015 Change			2013 to 2014 Change
	2015		2014	2013	$	%		$	%
	(dollars in thousands)
Realized losses on short-term investments	$(328)		$—	$—	$(328)	*	%	$—	—%
Realized losses on short-term investments as a percentage of revenue	*	%	—%	—%

*
not meaningful

        2015 compared with 2014.    The realized investment losses for 2015 are attributable to sales of certain of the Company's available-for-sale short-term investments, prior to maturity, which the Company initiated and completed during the year ended December 31, 2015. Funds generated from such sales of available-for-sale short term investments were used to fund the Company's acquisition of Avalere. Sales of the Company's available-for-sale, short term investments may be required from time-to-time to fund similar strategic initiatives and such sales may result in realized gains or losses, depending on the value of the securities at the time of liquidation.

Interest Income

	Year Ended December 31,			2014 to 2015 Change			2013 to 2014 Change
	2015	2014	2013	$	%		$	%
	(dollars in thousands)
Interest income	$3,003	$6	$9	$2,997	*	%	$(3)	(33)%
Interest income as a percentage of revenue	1%	—%	—%

*
not meaningful

        2015 compared with 2014.    In 2015, interest income increased by approximately $3.0 million compared with 2014. Interest income for 2015 is attributable to earnings derived from the Company's available-for-sale short-term investments.

Interest Expense

	Year Ended December 31,			2014 to 2015 Change		2013 to 2014 Change
	2015	2014	2013	$	%	$	%
	(dollars in thousands)
Interest expense	$4,420	$1,336	$79	$3,084	231%	$1,257	1,591%
Interest expense as a percentage of revenue	1%	0%	0%

        2015 Compared with 2014.    In 2015, interest expense increased by approximately $3.1 million compared to 2014. The increase was attributable to interest expense on the $300.0 million Term Loan Facility borrowed on September 19, 2014.

        2014 Compared with 2013.    In 2014, interest expense increased by approximately $1.3 million compared to 2013. The increase was attributable to interest expense on the $300.0 million Term Loan Facility borrowed on September 19, 2014.

Provision for Income Taxes

	Year Ended December 31,			2014 to 2015 Change		2013 to 2014 Change
	2015	2014	2013	$	%	$	%
	(dollars in thousands)
Provision for income taxes	$48,648	$43,379	$19,657	$5,269	12%	$23,722	121%
Effective tax rate	42%	40%	38%

        2015 Compared with 2014.    In 2015, provision for income taxes increased by approximately $5.3 million, or 12%, compared to 2014. The growth of our operations resulted in a $2.4 million increase in income taxes for the year ended December 31, 2015. In addition, expected state income taxes, net of federal income tax benefit and related deferred tax adjustments increased approximately $2.9 million resulting primarily from changes in revenue sourcing methodology passed into legislation by each of New York State and New York City. Primarily, as a result of the aforementioned statutory income tax legislation changes, our effective tax rate increased to 42% for the year ended December 31, 2015 from 40% for the year ended December 31, 2014.

        2014 Compared with 2013.    In 2014, provision for income taxes increased by approximately $23.7 million, or 121%, compared to 2013. The increase in period-over-period income tax expense was attributable to our increase in income from operations resulting from our increase in revenues and enhancement in margins. Our effective income tax rate in 2014 was 40% compared to 38% in 2013. The increase in our effective income tax rate was due primarily to an increase in our effective state income tax rate.

Quarterly Results of Operations

        The following table sets forth our unaudited consolidated statement of operations data for each of the quarters in the years ended December 31, 2015 and 2014. The unaudited quarterly statement of operations data set forth below have been prepared on a basis consistent with our audited annual consolidated financial statements and include, in our opinion, all normal recurring adjustments necessary for a fair statement of the financial information contained in those statements. Our historical results are not necessarily indicative of the results that may be expected in the future. The following quarterly financial data should be read in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this Annual Report. In the table below we have included measures, "Adjusted EBITDA" and "Non-GAAP net income," that are not presented in accordance with GAAP. Reconciliations of these non-GAAP measures to corresponding GAAP measures are provided below. Discussion of why we utilize these non-GAAP financial measures is provided under "Non-GAAP Financial Measures," in Item 6—Selected Financial Data.

        We typically experience the highest level of revenue in the second quarter of each year, which coincides with specific accreditation and regulatory deadlines. See "Management's Discussion and

Analysis of Financial Condition and Results of Operations—Trends and Factors Affecting Our Future Performance—Seasonality."

	Three Months Ended
Consolidated Statement of Operations Data:	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
	(unaudited, in thousands)
Revenue	$120,561	$105,459	$117,618	$93,633	$89,918	$85,991	$100,957	$84,674
Expenses:
Cost of revenue	42,293	38,394	33,602	31,851	27,696	27,579	28,899	28,587
Sales and marketing	6,511	3,946	2,377	1,850	1,788	2,410	1,612	1,333
Research and development	5,131	6,283	5,504	5,411	5,754	6,184	5,144	6,048
General and administrative	33,007	32,437	25,327	24,258	25,645	21,645	21,341	19,934
Depreciation and amortization	7,380	5,526	4,812	4,915	4,868	5,043	5,114	4,855

Total operating expenses	94,322	86,586	71,622	68,285	65,751	62,861	62,110	60,757

Income from operations	26,239	18,873	45,996	25,348	24,167	23,130	38,847	23,917

Other income and (expenses):
Realized gains (losses) on short-term investments	1	(329)	—	—	—	—	—	—
Interest income	1,196	1,184	615	8	2	1	1	2
Interest expense	(1,102)	(1,110)	(1,105)	(1,103)	(1,127)	(147)	(49)	(13)

Income before taxes	26,334	18,618	45,506	24,253	23,042	22,984	38,799	23,906
Provision for income taxes	10,286	8,498	19,370	10,494	9,543	9,318	15,169	9,349

Net income	$16,048	$10,120	$26,136	$13,759	$13,499	$13,666	$23,630	$14,557

Net income attributable to common stockholders, basic and diluted	$16,013	$10,115	$26,131	$13,759	$13,499	$13,666	$23,630	$14,557

Basic net income per share	$0.11	$0.07	$0.18	$0.10	$0.11	$0.10	$0.18	$0.11

Diluted net income per share	$0.11	$0.07	$0.17	$0.10	$0.11	$0.10	$0.17	$0.11

Weighted average shares of common stock outstanding:
Basic	150,923	148,871	147,648	135,331	122,257	131,779	134,523	134,645

Diluted	152,260	151,835	151,299	138,902	125,359	134,538	136,814	136,776

Other Financial Data
Adjusted EBITDA(1)	$37,835	$29,022	$52,730	$32,035	$30,589	$28,658	$44,989	$29,412

Non-GAAP net income(2)	$19,740	$13,049	$27,390	$15,072	$14,758	$14,475	$25,109	$15,863

(1)
The following table presents a reconciliation of net income to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Reconciliation of net income to Adjusted EBITDA:
Net income	$16,048	$10,120	$26,136	$13,759	$13,499	$13,666	$23,630	$14,557
Depreciation and amortization	7,380	5,526	4,812	4,915	4,868	5,043	5,114	4,855
Realized losses on short-term investments	(1)	329	—	—	—	—	—	—
Interest expense	1,102	1,110	1,105	1,103	1,127	147	49	13
Interest (income)	(1,196)	(1,184)	(615)	(8)	(2)	(1)	(1)	(2)
Provision for income taxes	10,286	8,498	19,370	10,494	9,543	9,318	15,169	9,349

EBITDA	33,619	24,399	50,808	30,263	29,035	28,173	43,961	28,772
Stock-based compensation	1,716	2,005	1,922	1,772	1,554	518	436	386
Acquisition costs:
Transaction costs	153	1,330	—	—	—	—	—	—
Contingent consideration	2,232	706	—	—	—	—	—	—
Tax on equity exercises	115	582	—	—	—	—	—	—
Professional service fees	—	—	—	—	—	(33)	592	254

Adjusted EBITDA	$37,835	$29,022	$52,730	$32,035	$30,589	$28,658	$44,989	$29,412

(2)
The following table presents a reconciliation of net income to Non-GAAP net income for each of the periods indicated:

	Three Months Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Reconciliation of net income to Non-GAAP net income:
Net income	$16,048	$10,120	$26,136	$13,759	$13,499	$13,666	$23,630	$14,557
Stock-based compensation	1,716	2,005	1,922	1,772	1,554	518	436	386
Acquisition costs:
Transaction costs	153	1,330	—	—	—	—	—	—
Contingent consideration	2,232	706	—	—	—	—	—	—
Amortization of acquired intangible assets	1,843	766	261	542	541	861	1,433	1,533
Tax on equity exercises	115	582	—	—	—	—	—	—
Professional service fees	—	—	—	—	—	(33)	592	254
Tax impact on add-back items	(2,367)	(2,460)	(929)	(1,001)	(836)	(537)	(982)	(867)

Non-GAAP net income	$19,740	$13,049	$27,390	$15,072	$14,758	$14,475	$25,109	$15,863

Liquidity and Capital Resources

        The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	Year Ended December 31,
	2015	2014	2013
Consolidated Statements of Cash Flows Data:
Net income	$66,063	$65,352	$32,718
Net cash provided by operating activities	$67,554	$85,528	$66,015
Net cash used in investing activities	$(768,320)	$(22,619)	$(18,863)
Net cash provided by (used in) financing activities	$652,233	$(10,936)	$(42,919)

Sources of Liquidity

        Our principal source of liquidity has been our cash, cash equivalents and available-for-sale short-term investments, as well as cash generated by operating activities. As of December 31, 2015, our cash, cash equivalents and short-term investments totaled $728.2 million, of which $614.1 million represented available-for-sale, high grade, domestic debt-securities. Our cash generated from operations has been sufficient to fund our growth, including our capital expenditures. Additionally, our cash generation has allowed us to repurchase certain amounts of our outstanding stock and pay dividends to our stockholders in the amount of $421.0 million from January 1, 2012 through December 31, 2015. In addition, on September 19, 2014, we redeemed $300.0 million of our common stock, at a price per share of $27.01, with proceeds from our Term Loan Facility. Prior to this redemption, we had not historically incurred debt nor have we recently generated liquidity through equity sales.

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

        We believe our current cash, cash equivalents and short-term investments balance, along with expected cash generated by operating activities and availability under our Credit Facilities (defined below) will be sufficient to fund our liquidity needs for the foreseeable future.

Debt

        On September 19, 2014, we and our subsidiaries entered into a Credit and Guaranty Agreement with a group of lenders including Goldman Sachs Bank USA, as administrative agent (the "Credit Agreement"). The terms of the Credit Agreement provide for credit facilities in the aggregate maximum principal amount of $400.0 million, consisting of a senior unsecured term loan facility in the original principal amount of $300,000 (the "Term Loan Facility") and a senior unsecured revolving credit facility in the maximum principal amount of $100,000 (the "Revolving Credit Facility" and, together with the Term Loan Facility, the "Credit Facilities"). Proceeds of the Revolving Credit Facility may be used for our working capital and general corporate purposes. The obligations under the Credit Facilities are guaranteed by our domestic, wholly owned subsidiaries. The Credit Facilities contain customary affirmative and negative covenants, including limitations on negative pledges and liens. In addition, under the Credit Agreement, we are required to maintain certain minimum liquidity levels ($50.0 million while the Term Loan Facility remains available, or, if the Term Loan Facility has been repaid, $20.0 million), measured at the end of each of our fiscal quarters. In addition, our ability to incur debt is subject to compliance with a 4.00 to 1.00 leverage ratio under certain circumstances. The Credit Agreement also contains certain mandatory prepayment requirements in connection with certain assets sales and customary events of default, including as a result of certain specified change of control events. As of, and during, the year ended December 31, 2015, the Company was in compliance with the financial covenants under the Credit Agreement.

Term Loan Facility

        We utilized the entire principal amount of the Term Loan Facility to redeem approximately 8.33% of our Class B common stock on a pro rata basis in September 2014. As of December 31, 2015, the principal amount outstanding under the Term Loan Facility was $281.3 million. The Term Loan Facility has a five-year term. The Term Loan Facility is an amortizing facility and payments of principal and interest are payable quarterly, beginning March 31, 2015. The outstanding principal amount of the Term Loan Facility will amortize as follows: $18.8 million in year one, $15.0 million in year two, $30.0 million in year three, $45 million in year four, and the remaining principal balance in year five. The interest rate for the Term Loan Facility is LIBOR plus 1.25% per annum or the base rate plus 0.25% per annum (at our election).

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

        2015 Compared with 2014.    Cash provided by operating activities during the year ended December 31, 2015 was approximately $67.6 million, representing an decrease in cash inflow of approximately $18.0 million compared to the year ended December 31, 2014. The decrease of in cash inflow of approximately $18.0 million was effected by revenue seasonality pushing cash collections to early 2016, and an increase in income tax receivables as a result of tax deductible share-based stock option exercise activities and a lower effective tax rate. Cash provided by operating activities consisted of net income of approximately $66.1 million, as adjusted for the exclusion of non-cash expenses totaling approximately $20.5 million, which was partially offset by approximately $19.0 million related to the effect of changes in working capital and other balance sheet accounts resulting in cash inflows of approximately $67.6 million.

        2014 Compared with 2013.    Cash provided by operating activities during the year ended December 31, 2014 was approximately $85.5 million, an increase in cash inflow of approximately $19.5 million compared to the year ended December 31, 2013. Cash provided by operating activities was driven by net income of approximately $65.4 million, as adjusted for the exclusion of non-cash expenses totaling approximately $25.1 million, which was partially offset by approximately $7.7 million related to the effect of changes in working capital and other balance sheet accounts resulting in cash inflows of approximately $85.5 million.

Investing Activities

        Our primary investing activities consisted of purchases of property and equipment, investments in internally developed capitalized software, and leasehold improvements for our facilities.

        2015 Compared with 2014.    Cash used in investing activities in the year ended December 31, 2015 was approximately $768.3 million, an increase in cash outflow of approximately $745.7 million compared to the year ended December 31, 2014. The increase in cash outflow primarily resulted from purchases of available-for-sale short term investments, net of sales and maturities of $619.4 million and $122.6 million related to the acquisition of Avalere, net of cash acquired of $4.0 million, and investments in property and equipement as well as capitalized software of approximately $26.4 million.

        2014 Compared with 2013.    Cash used in investing activities in the year ended December 31, 2014 was approximately $22.6 million, an increase in cash outflow of approximately $3.8 million compared to the year ended December 31, 2013. The slight increase in cash outflow was due to an increase in the investment in capitalized software of approximately $5.5 million, which was partially offset by a decrease in purchases of property and equipment of approximately $1.7 million.

  Financing Activities

        Our primary financing activities have consisted of private purchases and sales of common stock, credit facility borrowings, dividend distributions, and stock option exercises by employees.

        2015 Compared with 2014.    Cash provided by financing activities during the year ended December 31, 2015 was approximately $652.2 million, an increase of approximately $663.2 million in cash inflow compared to the year ended December 31, 2014. The cash used in financing activities during the year ended December 31, 2015 is primarily comprised of $639.1 million of proceeds from the issuance of common stock in the IPO, $14.7 million of proceeds received from the exercise of stock options, $18.6 million related to excess tax benefits from share-based compensation and was partially offset by repayments of borrowings under our Credit Facilities of $18.8 million and tax payments for equity award issuances of $1.2 million.

        2014 Compared with 2013.    Cash used in financing activities during the year ended December 31, 2014 was approximately $10.9 million, a decrease of approximately $32.0 million in cash outflow compared to the year ended December 31, 2013. The cash used in financing activities during the year ended December 31, 2014 is primarily comprised of $309.1 million for the repurchase of common stock, and $2.9 million for the payment of previously declared dividends, partially offset by $300.0 million from proceeds of the Term Loan and $0.7 million from the exercise of employee stock options.

  Off Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements and did not have any such arrangements during the years ended December 31, 2015, 2014, and 2013.

Contractual Obligations

        Our principal commitments consist of obligations under our senior unsecured term loan facility (see Note 10 of the Consolidated Financial Statements), and our operating leases for equipment, office space, and co-located data center facilities. The following table summarizes our future payments in cash, excluding the effects of time value, on contractual obligations by period as of December 31, 2015.

	Payments Due by Period
	(in thousands)
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Credit facilities	$281,250	$15,000	$75,000	$191,250	$—
Operating lease obligations	25,651	8,141	14,732	2,778	—

Total	$306,901	$23,141	$89,732	$194,028	$—

        We have cash interest requirements, due on the Credit Facilities, payable at variable rates, that are not included in the table above.

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

        Our significant accounting policies are described in note 2, "Summary of Significant Accounting Policies", of the notes to our consolidated financial statements, included under Item 15 of this annual report on Form 10-K. The following are the accounting policies that we believe involve a greater degree of judgement and complexity and are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

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

        We have primarily derived our revenue from sales of our data analytics and data-driven intervention platform services. We allocate revenue to our data-driven analytics and data-driven intervention platform services using the relative selling price method. We have generally been unable to establish vendor-specific objective evidence of fair value and, while we continually seek third-party evidence of fair value, meaningful data have generally been unavailable as our services are unique and visibility into our competitors' pricing is unavailable. As a result, we use our best estimate of selling price to allocate arrangement consideration to its contractual service elements.

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

        The Company also generates revenues from data-driven advisory services. The Company recognizes revenue for data-driven advisory services when persuasive evidence of an arrangement exists, services have been rendered, the contract price is fixed or determinable, and collectability is reasonably assured. The Company enters into arrangements for data-driven advisory services under time and materials, fixed-price, or retainer based contracts. Revenue for time and material contracts is recognized based upon contractually agreed upon billing rates applied to direct labor hours expended plus the costs of other items used in the performance of the contract. Revenue on certain fixed-price contracts is recognized using the proportional performance method. Performance is measured based on the ratio of labor hours incurred to total estimated labor hours. Revenues under certain other fixed-price and retainer based contracts are recognized ratably over the contract period or upon contract completion. Invoices to clients are generated in accordance with the terms of the applicable contract, which may not be directly related to the performance of services. Unbilled receivables are invoiced based upon the achievement of specific events as defined by each contract including deliverables and timetables. Unbilled receivables, if any, are classified as a current asset. Advanced billings to clients in excess of revenue earned are recorded as deferred revenue until the aforementioned revenue recognition criteria are met.

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

Stock-Based Compensation

        All stock-based awards, including employee stock option, RSU and RSA grants, are measured and recognized in the financial statements at fair value as of the grant date in accordance with ASC 718, Compensation—Stock Compensation. We recognize stock-based compensation expense, net of estimated forfeitures based on historical and anticipated turnover data, using the straight-line basis over the service period of the applicable award, which is generally five years.

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

        We estimate the fair value of each RSU and RSA based on the fair market values of the underlying common stock on the dates of grant. RSUs are share awards that, upon vesting, will deliver to the holder shares of the Company's common stock. RSAs are shares of the Company's common stock that are reserved in the grantee's name upon grant which will be delivered to the holder upon vesting.

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

        We have adopted ASC 740-10, Accounting for Uncertainty in Income Taxes, that prescribes a recognition threshold of more-likely- than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those positions to be recognized in the financial statements. We continually review tax laws, regulations and related guidance in order to properly record any uncertain tax liability positions. We adjust these reserves in light of changing facts and circumstances.

  Goodwill

        Goodwill represents the excess of acquisition costs over the fair value of tangible net assets and identifiable intangible assets of the businesses acquired. Goodwill is not amortized. Goodwill is subject to impairment testing annually as of December 31st, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. The Company's impairment tests are based on a structure consisting of a single operating segment and two reporting units. During 2015, the Company performed a qualitative assessment for our reporting units, during this assessment, qualitative factors were first assessed to determine whether it was more likely than not that the fair value of the reporting units were less than their carrying amounts. Qualitative factors that were considered included, but were not limited to, macroeconomic conditions, industry and market conditions, company specific events, changes in circumstances, after tax cash flows and market capitalization. Based on the Company's annual impairment evaluation performed as of December 31, 2015, the Company concluded that there were no indicators of impairment and therefore it was more likely than not that the fair value of the goodwill exceeded its carrying amount, for each reporting unit, and there was no reason to perform the two-step impairment test. The two-step impairment test compares a reporting unit's carrying value to its fair value. If the fair value of the reporting unit exceeds the carrying value of the net assets, including goodwill assigned to that reporting unit, goodwill is not impaired. If the carrying value of the reporting unit's net assets, including goodwill, exceeds the fair value of the reporting unit, then the Company will determine the implied fair value of the reporting unit's goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then an impairment loss is recorded for the difference between the carrying amount and the implied fair value of the goodwill. The Company completed its annual impairment test as of December 31, 2014 which resulted in no impairment of goodwill. Our 2014 impairment test was based on a single operating segment and reporting unit structure. The fair value of our reporting unit significantly exceeded its respective carrying value at December 31, 2014. Accordingly, we did not record any goodwill impairments for any period presented.

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

Recently Issued Accounting Standards

Recently issued accounting standards and their expected impact, if any, are discussed in note 2, "Summary of Significant Accounting Policies", of the notes to our consolidated financial statements, included under Item 15 within this annual report on Form 10-K.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        Market risk includes risks that arise from changes in interest rates, equity prices and other market changes that affect market sensitive instruments.

        Our primary market risk exposure is related to changes in interest rates on our variable rate debt and marketable securities.

        Our variable rate debt includes our Term Loan Facility and our Revolving Credit Facility. As of December 31, 2015, we had $281.3 million outstanding under our Term Loan Facility at an effective interest rate of 1.4%. As a result, if market interest rates were to increase by 1.0%, or 100 basis points, interest expense would decrease future earnings and cash flows, net of estimated tax benefits, by approximately $1.7 million annually, assuming that we do not enter into contractual hedging arrangements. As of December 31, 2015, there was no balance outstanding on the Revolving Credit Facility.

        We had cash, cash equivalents and short-term investments totaling approximately $728.2 million as of December 31, 2015. This amount was invested primarily in marketable securities including corporate notes and bonds, U.S. agency obligations, commercial paper, U.S. treasury securities, certificates of deposit and money market funds. The cash and cash equivalents are held for working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

        Our cash equivalents and our short-term investments are subject to market risk due to changes in interest rates, which could affect our results of operations. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fluctuate due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However because we classify our marketable securities as "available for sale," no realized gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary.

        An immediate increase of 100-basis points in interest rates would have resulted in an approximate $4.6 million market value reduction in our investment portfolio as of December 31, 2015. An immediate decrease of 100-basis points in interest rates would have increased the market value by approximately $10.6 million as of December 31, 2015. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in accumulated other comprehensive income, and are realized only if we sell the underlying securities.

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

Item 9.    Changes and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer ("CEO") and chief financial officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that, as of December 31, 2015, our disclosure controls and procedures were designed at a reasonable assurance level to ensure that material information relating to Inovalon Holdings, Inc., including its consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and that our disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control over Financial Reporting

        Our management, with the participation of our CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in "Internal Control—Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2015.

        Our management, including our CEO and CFO, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

        This Annual Report on Form 10-K does not include an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies and because we are an Emerging Growth Company.

Attestation Report of Independent Registered Public Accounting Firm

        Not applicable.

Changes in Internal Control over Financial Reporting

        There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

        On September 1, 2015, we completed our acquisition of Avalere and effective from that date, we began integrating Avalere into our existing control procedures. We do not currently anticipate any changes to materially affect our internal control over financial reporting as a result of the integration of Avalere.

Item 9B.    Other Information.

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this Item 10 will be included in the 2016 Proxy Statement and is incorporated herein by reference.

Item 11.    Executive Compensation

        The information required by this Item 11 will be included in the 2016 Proxy Statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item 12 will be included in the 2016 Proxy Statement and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions and Director Independence

        The information required by this Item 13 will be included in the 2016 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

        The information required by this Item 14 will be included in the 2016 Proxy Statement and is incorporated herein by reference.

 PART IV

Item 15.    Exhibits and Financial Statement Schedules.

        The following is a list of documents filed as a part of this report:

        (1)   Financial Statements

        Included herein at pages F-3 through F-29.

        (2)   Financial Statement Schedules

        Included herein at pages F-30.

        (3)   Exhibits

        The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index contained within this annual report on Form 10-K.

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
10.2
Inovalon, Inc. Amended and Restated Long-term Incentive Plan (as amended on October 7, 2010), as assumed by Inovalon Holdings, Inc. (Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 dated December 30, 2014)
10.3
Form of Stock Option Agreement under the Amended and Restated Long- term Incentive Plan (as amended on October 7, 2010), as assumed by Inovalon Holdings, Inc. (Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 dated December 30, 2014)
10.4
Form of Restricted Stock Units Agreement under the Amended and Restated Long-term Incentive Plan (as amended on October 7, 2010), as assumed by Inovalon Holdings, Inc. (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 dated December 30, 2014)
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
21.1	*	Subsidiaries of the Registrant.

Exhibit Number		Description of Document
23.1	*	Consent of Deloitte & Touche LLP.
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a- 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a- 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase
101.LAB	*	XBRL Taxonomy Extension Label Linkbase
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase

*
Filed herewith.

**
This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended (Securities Act), or the Exchange Act..

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 26, 2016	INOVALON HOLDINGS, INC.
	By:	/s/ KEITH R. DUNLEAVY, M.D. Keith R. Dunleavy, M.D. Chief Executive Officer and Chairman (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KEITH R. DUNLEAVY, M.D. Keith R. Dunleavy, M.D.	Chief Executive Officer and Chairman (principal executive officer)	February 26, 2016
/s/ THOMAS R. KLOSTER Thomas R. Kloster	Chief Financial Officer (principal financial officer and principal accounting officer)	February 26, 2016
/s/ DENISE K. FLETCHER Denise K. Fletcher	Director	February 26, 2016
/s/ ANDRÉ S. HOFFMANN André S. Hoffmann	Director	February 26, 2016
/s/ LEE D. ROBERTS Lee D. Roberts	Director	February 26, 2016
/s/ WILLIAM J. TEUBER William J. Teuber	Director	February 26, 2016

INOVALON HOLDINGS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Inovalon Holdings, Inc.
Bowie, Maryland

        We have audited the accompanying consolidated balance sheets of Inovalon Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Inovalon Holdings, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
McLean, VA
February 26, 2015

Inovalon Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$114,034	$162,567
Short-term investments	614,130	—
Accounts receivable (net of allowances of $1,022 and $1,827 at December 31, 2015 and 2014, respectively)	81,305	43,938
Prepaid expenses and other current assets	16,162	6,015
Income tax receivable	18,377	6,797
Deferred income taxes	—	491

Total current assets	844,008	219,808
Non-current assets:
Property, equipment and capitalized software, net	65,031	50,962
Goodwill	137,733	62,269
Intangible assets, net	61,855	7,447
Other assets	4,250	2,083

Total assets	$1,112,877	$342,569

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$21,136	$10,974
Accrued compensation	13,538	15,305
Other current liabilities	11,444	1,992
Deferred rent	797	567
Deferred revenue	5,507	3,904
Credit facilities	15,000	18,750
Capital lease obligation	109	99

Total current liabilities	67,531	51,591
Non-current liabilities:
Credit facilities, less current portion	266,250	281,250
Capital lease obligation, less current portion	296	168
Deferred rent	2,446	2,619
Deferred income taxes	37,198	15,163

Total liabilities	373,721	350,791

Commitments and contingencies (Note 10)
Stockholders' equity (deficit):
Common stock, $0.000005 par value, 900,000,000 shares authorized, zero shares issued and outstanding at each of December 31, 2015 and 2014, respectively	—	—
Class A common stock, $0.000005 par value, 750,000,000 shares authorized, 53,482,669 and 11,109,285 shares issued and outstanding at December 31, 2015 and 2014, respectively	—	—
Class B common stock, $0.000005 par value, 150,000,000 shares authorized, 98,230,363 and 122,257,145, shares issued and outstanding at December 31, 2015 and 2014, respectively	1	1
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, zero shares issued and outstanding at December 31, 2015 and 2014, respectively	—	—
Additional paid-in-capital	493,197	110,317
Retained earnings	247,540	181,477
Treasury stock, at cost, zero and 11,109,285 shares at December 31, 2015 and 2014, respectively	—	(300,017)
Other comprehensive income (loss)	(1,582)	—

Total stockholders' equity (deficit)	739,156	(8,222)

Total liabilities and stockholders' equity (deficit)	$1,112,877	$342,569

See notes to consolidated financial statements.

Inovalon Holdings, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenue	$437,271	$361,540	$295,798
Expenses:
Cost of revenue(1)	146,140	112,761	120,054
Sales and marketing(1)	14,684	7,143	5,952
Research and development(1)	22,329	23,130	21,192
General and administrative(1)	115,029	88,565	80,638
Depreciation and amortization	22,633	19,880	15,517

Total operating expenses	320,815	251,479	243,353

Income from operations	116,456	110,061	52,445

Other income and (expenses):
Realized losses on short-term investments	(328)	—	—
Interest income	3,003	6	9
Interest expense	(4,420)	(1,336)	(79)

Income before taxes	114,711	108,731	52,375
Provision for income taxes	48,648	43,379	19,657

Net income	$66,063	$65,352	$32,718

Net income attributable to common stockholders, basic and diluted	$66,014	$65,352	$32,718

Net income per share attributable to common stockholders, basic and diluted:
Basic net income per share	$0.45	$0.50	$0.24

Diluted net income per share	$0.45	$0.49	$0.24

Weighted average shares of common stock outstanding:
Basic	145,745	130,770	135,305

Diluted	148,275	133,289	136,375

Cash dividend declared per share	$—	$—	$0.15

(1)
Includes stock-based compensation expense as follows:

Cost of revenue	$164	$—	$—
Sales and marketing	173	—	—
Research and development	1,212	—	—
General and administrative	5,866	2,894	1,842

Total stock-based compensation expense	$7,415	$2,894	$1,842

See notes to consolidated financial statements.

Inovalon Holdings, Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$66,063	$65,352	$32,718
Other comprehensive income (loss):
Realized losses on short-term investments reclassified from accumulated other comprehensive income, net of tax of ($139)	191	—	—
Net change in unrealized gains and (losses) on available-for-sale investments, net of tax of $1,269	(1,773)	—	—

Comprehensive income	$64,481	$65,352	$32,718

See notes to consolidated financial statements.

Inovalon Holdings, Inc.

Consolidated Statements of Stockholders' Equity (Deficit)

(in thousands, except share amounts)

			Issued Common Stock		Issued Class A Common Stock		Issued Class B Common Stock
	Preferred Stock								Treasury Stock				Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
											Additional Paid-in Capital	Retained Earnings
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance—January 1, 2013	—	$—	—	$—	—	$—	137,869,575	$1	—	$—	$107,769	$129,059	$—	$236,829
Repurchase of common stock for treasury	—	—	—	—	—	—	—	—	(10,703,360)	(72,114)	—	—	—	(72,114)
Sale of common stock from treasury	—	—	—	—	—	—	—	—	7,216,610	52,114	—	—	—	52,114
Retirement of common stock	—	—	—	—	—	—	(3,486,750)	—	3,486,750	20,000	(2,403)	(17,597)	—	—
Exercise of stock options	—	—	—	—	—	—	258,955		—	—	270	—	—	270
Tax benefit from exercise of non-qualified stock options	—	—	—	—	—	—	—	—	—	—	437	—	—	437
Forfeiture of fully vested non-qualified stock options	—	—	—	—	—	—	—	—	—	—	(362)	—	—	(362)
Stock-based compensation expense—options	—	—	—	—	—	—	—	—	—	—	1,842	—	—	1,842
Dividends declared	—	—	—	—	—	—	—	—	—	—	—	(20,000)	—	(20,000)
Net income	—	—	—	—	—	—	—	—	—	—	—	32,718	—	32,718

Balance—December 31, 2013	—	$—	—	$—	—	$—	134,641,780	$1	—	$—	$107,553	$124,180	$—	$231,734
Repurchase of Class B common stock for treasury	—	—	—	—	—	—	—	—	(12,571,605)	(309,083)	—	—	—	(309,083)
Conversion Class B to Class A common stock	—	—	—	—	11,109,285	—	(11,109,285)	—	—	—	—	—	—	—
Retirement of treasury stock	—	—	—	—	—	—	(1,462,320)	—	1,462,320	9,066	(1,011)	(8,055)	—	—
Exercise of stock options	—	—					186,970		—	—	720	—		720
Stock-based compensation expense—options	—	—	—	—	—	—	—	—	—	—	2,894	—	—	2,894
Tax benefit from exercise of non-qualified stock options	—	—	—	—	—	—	—	—	—	—	409	—	—	409
Forfeiture of vested non-qualified stock options	—	—	—	—	—	—	—	—	—	—	(248)	—	—	(248)
Net income	—	—	—	—	—	—	—	—	—	—	—	65,352	—	65,352

Balance—December 31, 2014	—	$—	—	$—	11,109,285	$—	122,257,145	$1	(11,109,285)	$(300,017)	$110,317	$181,477	$—	$(8,222)
Issuance of common stock upon initial public offering, net of offering costs	—	—	—	—	14,255,518	—	—	—	—	—	359,170	—	—	359,170
Issuance of treasury stock upon initial public offering, net of offering costs	—	—	—	—	—	—	—	—	11,109,285	300,017	(20,115)	—	—	279,902
Stock-based compensation expense	—	—	—	—	538,383	—	94,784	—	—	—	7,259	—	—	7,259
Issuance of common stock related to business combination	—	—	—	—	235,737	—	—	—	—	—	3,847	—	—	3,847
Exercise of stock options	—	—	—	—	—	—	3,222,201	—	—	—	14,652	—	—	14,652
Tax benefit from exercise of non-qualified stock options	—	—	—	—	—	—	—	—	—	—	18,608	—	—	18,608
Conversion Class B to Class A common stock	—	—	—	—	27,313,057	—	(27,313,057)	—	—	—	—	—	—	—
Issuance of shares for Employee Stock Purchase Plan	—	—	—	—	30,689	—	—	—	—	—	8	—	—	8
Shares retired for settlement of employee taxes upon conversion of restricted stock units	—	—	—	—	—	—	(30,710)	—	—	—	(549)	—	—	(549)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(1,582)	(1,582)
Net income	—	—	—	—	—	—	—	—	—	—	—	66,063	—	66,063

Balance—December 31, 2015	—	$—	—	$—	53,482,669	$—	98,230,363	$1	—	$—	$493,197	$247,540	$(1,582)	$739,156

See notes to consolidated financial statements.

Inovalon Holdings, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$66,063	$65,352	$32,718
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	7,415	2,894	1,842
Depreciation	19,221	15,512	11,918
Amortization of intangibles	3,412	4,368	3,599
Amortization/accretion of premiums or discounts on short-term investments	2,212	—	—
Realized losses on short-term investments	328	—	—
Tax payments for equity award issuances	697	—	—
Excess tax benefits from share-based compensation	(18,608)	—	—
Deferred income taxes	5,786	1,882	(333)
Loss on disposal of long-lived assets	52	197	250
Loss on impairment of long-lived assets	—	255	—
Changes in assets and liabilities:
Accounts receivable	(24,475)	(10,539)	29,502
Prepaid expenses and other current assets	(1,110)	(3,484)	(181)
Income taxes receivable	7,825	(2,025)	(3,121)
Other assets	(1,776)	(1,035)	(197)
Accounts payable	4,474	2,120	(1,468)
Accrued compensation	(6,178)	7,686	(6,677)
Other liabilities	2,788	1,314	(233)
Deferred rent	(575)	(357)	230
Deferred revenue	3	1,388	(1,834)

Net cash provided by operating activities	67,554	85,528	66,015

Cash flows from investing activities:
Acquisition, net of cash acquired of $4,037	(114,718)	—	—
Escrow funding associated with acquisition	(7,875)	—	—
Purchases of short-term investments	(964,037)	—	—
Maturities and sales of short-term investments	344,653	—	—
Purchases of property and equipment	(6,486)	(7,518)	(9,202)
Investment in capitalized software	(19,951)	(15,164)	(9,664)
Proceeds from sale of property and equipment	94	63	3

Net cash used in investing activities	(768,320)	(22,619)	(18,863)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of underwriters' discount	362,082	—	—
Proceeds from issuance of treasury stock, net of underwriters' discount	282,172	—	—
Payment of offering costs	(5,182)	—	—
Repayment of credit facility borrowings	(18,750)	—	—
Repurchase of common stock	—	(309,083)	(72,114)
Sale of common stock	—	—	52,114
Proceeds from credit facility borrowings	—	300,000	—
Dividends paid	—	(2,852)	(23,511)
Proceeds from exercise of stock options	14,660	720	270
Capital lease obligations paid	(112)	(130)	(115)
Tax paid for equity award issuances	(1,245)	—	—
Excess tax benefits from stock-based compensation	18,608	409	437

Net cash provided by (used in) financing activities	652,233	(10,936)	(42,919)

Decrease in cash and cash equivalents	(48,533)	51,973	4,233
Cash and cash equivalents, beginning of period	162,567	110,594	106,361

Cash and cash equivalents, end of period	$114,034	$162,567	$110,594

Supplemental cash flow disclosure:
Cash paid during the year for:
Income taxes, net of refunds	$35,038	$43,115	$22,723
Interest	4,359	1,101	—
Non-cash investing activities:
Tenant improvement allowance	—	—	1,536
Capital lease obligations incurred	249	14	240
Accounts payable for purchases of and investment in property, equipment and capitalized software	3,189	2,089	1,209
Accrued compensation for investment in capitalized software	567	978	276
Non-cash financing activities:
Dividends declared, not paid	—	—	2,852

See notes to consolidated financial statements.

Inovalon Holdings, Inc.

Notes to Consolidated Financial Statements

1. NATURE OF OPERATIONS(in thousands, except share and per share amounts)

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

        On September 17, 2014, Inovalon, Inc. implemented a holding company reorganization, pursuant to which Inovalon Holdings, Inc. (together with its wholly owned subsidiaries, Inovalon or the Company) became the new parent company of Inovalon, Inc. and Inovalon, Inc. became the direct, wholly owned subsidiary of the Company. The Company was incorporated in the state of Delaware on September 11, 2014. Inovalon, Inc. was incorporated in the state of Delaware on November 18, 2005. The impact of the holding company reorganization is retrospectively presented in the accompanying consolidated financial statements by recognizing the entity as Inovalon Holdings, Inc. The consolidated balance sheet and consolidated statement of stockholders' equity (deficit) depict the newly authorized classes of stock. Additionally, earnings per share is calculated based upon the newly created Class B common stock (refer to Notes 4 and 13 for additional information). On January 14, 2015, the Company's board of directors approved a five-for-one stock split of the Company's Class A common stock and Class B common stock. Effective January 16, 2015 the Company amended its certificate of incorporation to give effect to the stock split and to change the Company's authorized common equity capital to 900,000,000 shares of common stock, 750,000,000 shares of Class A common stock, and 150,000,000 shares of Class B common stock, par value $0.000005 per share. All share data included in these financial statements give retroactive effect to the stock split and related amendment to the Company's certificate of incorporation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(in thousands, except years)

        Principles of Consolidation—The accompanying consolidated financial statements include the accounts of Inovalon Holdings, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

        Basis of Presentation and Use of Estimates—These consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles ("GAAP"). The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the reported period.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(in thousands, except years) (Continued)

depreciable lives of property, equipment and capitalized software; and useful lives of intangible assets. Actual results could differ from management's estimates, and such differences could be material to the Company's consolidated financial position and results of operations.

        Cash and Cash Equivalents—Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less at the time of purchase, and demand deposits with financial institutions.

        Short-term investments—Our portfolio of short-term investments consists of investment grade debt securities. The Company classifies short-term investments as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All short-term investments are recorded at estimated fair value. Unrealized gains and losses for available-for-sale securities are included in accumulated other comprehensive loss, a component of stockholders' equity. The Company evaluates its investments to assess whether those with unrealized loss positions are other than temporarily impaired. The Company considers impairments to be other-than-temporary if they are related to deterioration in credit risk, if it is more likely than not that the Company will be required to or if the Company intends to sell the securities before the recovery of their cost basis. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported as components of other income and (expenses), in the consolidated statements of operations. Interest, amortization of premiums, and accretion of discount on short-term investments classified as available for sale are included as a component of interest income, in the consolidated statements of operations. There were no other-than-temporary impairments during 2015.

        The Company may sell short-term investments at any time, without significant penalty, for use in current operations or for other purposes, even if the short-term investments have not yet reached maturity. As a result, the Company classifies these investments, including securities with maturities beyond 12 months, as current assets in the accompanying consolidated balance sheets. Gains or losses realized from the sale of securities are reclassified out of other comprehensive income (loss) into earnings using the specific identification method.

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

        The Company sells services to clients without requiring collateral, based on an evaluation of the client's financial condition. Exposure to losses on receivables is principally dependent on each client's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

Inovalon Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(in thousands, except years) (Continued)

        Revenue from significant clients, those representing 10% or more of total revenue for the respective periods, is summarized as follows:

	Year Ended December 31,
Revenue:	2015	2014	2013
Client A	12%	12%	*
Client B	*	*	12%
Client C	*	11%	*
Client D	*	*	11%
Client E	*	*	11%
Client F	*	*	10%

*
Less than 10%

        Accounts receivable from significant clients, those representing 10% or more of total accounts receivable for the dates noted, is summarized below:

	December 31,
Accounts Receivable:	2015	2014
Client C	10%	22%
Client B	*	12%

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(in thousands, except years) (Continued)

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

        Financial instruments are defined as cash, or other financial instruments to a third party. The carrying amounts of accounts receivable and other current assets, accounts payable and accrued liabilities approximate fair value due to their short-term nature. The Company's Credit Facilities (as defined in Note 9 below) approximate fair value because of their floating rate structure.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(in thousands, except years) (Continued)

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

        Intangible Assets—Intangible assets consist of acquired technology, including developed and core technology, databases, trade names, and customer relationships. Intangible assets are initially recorded at fair value and amortized on a straight line basis over their estimated useful lives. Acquired intangible assets are being amortized over the following periods:

Useful Life
Proprietary software technology	2 - 10 years
Trademark	5 - 10 years
Database	10 years
Customer relationships	4 - 15.75 years
Non-compete agreements	Contractual term

        On an annual basis, the Company reviews its intangible assets for impairment based on estimated future undiscounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their net realizable values. There were no impairment charges on intangible assets for the years ended December 31, 2015 and 2014.

        Goodwill—Goodwill represents the excess of acquisition costs over the fair value of tangible net assets and identifiable intangible assets of the businesses acquired. Goodwill is not amortized. Goodwill is subject to impairment testing annually as of December 31st, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. The Company's impairment tests are based on a structure consisting of a single operating segment and two reporting units. During 2015, the Company performed a qualitative assessment for our reporting units, during this assessment, qualitative factors were first assessed to determine whether it was more likely than not that the fair value of the reporting units were less than their carrying amounts. Qualitative factors that were considered included, but were not limited to, macroeconomic conditions, industry and market conditions, company specific events, changes in circumstances, after tax cash flows and market capitalization. Based on the Company's annual impairment evaluation performed as of December 31, 2015, the Company concluded that there were no indicators of impairment and therefore it was more likely than not that the fair value of the goodwill exceeded its carrying amount, for each reporting unit, and there was no reason to perform the two-step impairment test. The two-step impairment test compares a reporting unit's carrying value to its fair value. If the fair value of the reporting unit exceeds the carrying value of the net assets, including goodwill assigned to that reporting unit, goodwill is not impaired. If the carrying value of the reporting unit's net assets, including goodwill, exceeds the fair value of the reporting unit, then the Company will determine the implied fair value of the reporting unit's goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then an impairment loss is recorded for the difference between the carrying amount and the implied fair value of the goodwill. The Company completed its annual impairment test as of December 31, 2014 which resulted in no impairment of goodwill. Our 2014 impairment test was based

Inovalon Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(in thousands, except years) (Continued)

on a single operating segment and reporting unit structure. The fair value of our reporting unit significantly exceeded its respective carrying value at December 31, 2014. Accordingly, we did not record any goodwill impairments for any period presented.

        Valuation of Long-Lived Assets—The Company reviews long- lived assets for events or changes in circumstances that would indicate potential impairment. If the Company determines that an asset may not be recoverable, an impairment charge is recorded. A $255 impairment charge on long-lived assets was recognized in general as administrative expenses for the year ended December 31, 2014. There were no impairment charges on long-lived assets for the years ended December 31, 2015 and 2013.

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

        The Company primarily derives its revenue from multiple-element arrangement sales of its cloud-based data analytics and data-driven intervention platform services. Revenue from these multiple element arrangements are recognized in accordance with ASC 605-25, Revenue Recognition—Multiple Element Arrangements. The Company allocates revenue to its cloud-based data analytics and data-driven intervention platform services using the relative selling price method. The Company has generally been unable to establish vendor-specific objective evidence of fair value, and while the Company routinely seeks third party evidence of fair value, meaningful data has generally been unavailable as the Company's services are unique and visibility into competitors pricing is unavailable. As a result, the Company uses its best estimate of selling price to allocate arrangement consideration to its contractual service elements.

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

        The Company also generates revenues from data-driven advisory services. The Company recognizes revenue for data-driven advisory services when persuasive evidence of an arrangement exists, services have been rendered, the contract price is fixed or determinable, and collectability is reasonably assured.

Inovalon Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(in thousands, except years) (Continued)

The Company enters into arrangements for data-driven advisory services under time and materials, fixed-price, or retainer based contracts. Revenue for time and material contracts is recognized based upon contractually agreed upon billing rates applied to direct labor hours expended plus the costs of other items used in the performance of the contract. Revenue on certain fixed-price contracts is recognized using the proportional performance method. Performance is measured based on the ratio of labor hours incurred to total estimated labor hours. Revenues under certain other fixed-price and retainer based contracts are recognized ratably over the contract period or upon contract completion. Invoices to clients are generated in accordance with the terms of the applicable contract, which may not be directly related to the performance of services. Unbilled receivables are invoiced based upon the achievement of specific events as defined by each contract including deliverables and timetables. Unbilled receivables, if any, are classified as a current asset. Advanced billings to clients in excess of revenue earned are recorded as deferred revenue until the aforementioned revenue recognition criteria are met.

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

        Research and Development—Research and development expenses consist primarily of employee-related costs. All such costs are expensed as incurred, except for certain internal use software development costs that are capitalized. Research and development excludes any allocation of occupancy expense, depreciation and amortization.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(in thousands, except years) (Continued)

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

        Segments—The Company operates its business as one operating segment. The Company develops cloud-based data analytics and data-driven intervention platforms and provides related services to its clients in order to achieve meaningful insight and improvement in clinical and quality outcomes, utilization, and financial performance. The Company derives substantially all of its revenue from the sale and support of one group of similar products and related services—proprietary datasets, advanced integration technologies, sophisticated predictive analytics, and deep subject matter expertise that enable the Company to provide seamless, end-to-end platforms that bring the benefits of big data and large-scale analytics to clients. Operating segments are defined as components of an enterprise for which separate financial information is available and is evaluated regularly by the Company's chief operating decision maker ("CODM"), or decision-making group, in deciding how to allocate resources and in assessing performance. In the process of allocating resources and assessing performance, the Company's CODM, its chief executive officer, reviews financial information presented on a consolidated basis.

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

        Stock-Based Compensation—All stock-based awards, including employee stock option grants, restricted stock unit ("RSU") grants, and restricted stock awards ("RSA"), are recorded at fair value as

Inovalon Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(in thousands, except years) (Continued)

of the grant date in accordance with ASC 718, Compensation—Stock Compensation, and recognized in the statement of operations over the service period of the applicable award using the straight-line method.

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

        The Company measures RSUs and RSAs that vest upon satisfaction of a service condition, or a liquidity condition if such a condition is applicable, based on the fair market values of the underlying common stock on the dates of grant. RSUs are share awards that, upon vesting, will deliver to the holder shares of the Company's common stock. Compensation expense is recognized based upon the satisfaction of the requisite service and or liquidity condition as of that date, following the straight-line method, net of estimated forfeitures. The Company estimates future forfeitures at the date of grant and revises the estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

        Treasury Stock—The Company records treasury stock activities under the cost method whereby the cost of the acquired stock is recorded as treasury stock. The Company's accounting policy upon the formal retirement of treasury stock is to deduct the par value from common stock and to reflect any excess of cost over par value as a reduction to additional paid-in capital (to the extent created by previous issuances of the shares) and then retained earnings.

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

        Deferred Initial Public Offering ("IPO") Issuance Costs—The Company capitalizes IPO costs, which primarily consist of direct incremental legal and accounting fees relating to the IPO. The IPO issuance costs will be offset against IPO proceeds in periods following the consummation of the offering. As of December 31, 2014, there was $2,888 deferred as prepaid expenses and other current assets, and no amounts were deferred at December 31, 2015.

  Recently Issued Accounting Standards

        In May 2014, the Financial Accounting Standards Board ("FASB") issued updated guidance on revenue from contracts with customers. This revenue recognition guidance supersedes existing

Inovalon Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(in thousands, except years) (Continued)

GAAP guidance, including most industry-specific guidance. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance identifies five steps to apply in achieving this principle. On July 9, 2015, the FASB approved a one year deferral of the effective date of ASU 2014-09 to January 1, 2018. ASU 2014-09 may be applied either retrospectively or through the use of a modified-retrospective method. The Company is currently evaluating both methods of adoption as well as the effect ASU 2014-09 will have on the Company's consolidated financial position, results of operations, cash flows and financial disclosures, including whether the Company elects retrospective, or modified retrospective, method adoption. The Company currently expects the most significant impact arising from the adoption of ASU 2014-09 to result in additional disclosures related to qualitative and quantitative information concerning the nature, amount, timing, and any uncertainty of revenue and cash flows from contracts with customers.

        In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide a Performance Target Could Be Achieved After the Requisite Service Period, requiring that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The amendments in this guidance are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company does not expect the adoption of this pronouncement to have an impact on our financial statements as this guidance mirrors our existing policy for such share-based awards.

        In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments ("ASU No. 2015-16"). ASU No. 2015-16 requires, for business combinations, that the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. ASU No. 2015-16 is effective for fiscal years beginning after December 15, 2015, with early adoption permitted. The Company early adopted the provisions of ASU No. 2015-16 during the fourth quarter of 2015. Under the previous guidance, an acquirer must recognize adjustments to provisional amounts during the measurement period retrospectively (i.e. as if the accounting for the business combination had been completed at the acquisition date). That is, the acquirer must revise comparative information on the income statement and balance sheet for any prior periods affected. Under ASU 2015-16, acquirers must recognize measurement-period adjustments in the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The amendments in ASU 2015-16 require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earning by line item that would have been in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 did not change the criteria for determining whether an adjustment qualifies as a measurement-period adjustment and does not change the length of the measurement period. See Note 3 for the Company's disclosures related to the early adoption of ASU 2015-16.

Inovalon Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(in thousands, except years) (Continued)

        In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-17, Balance Sheet Classification of Deferred Taxes, which will require entities to present all deferred tax assets ("DTAs") and deferred tax liabilities ("DTLs") as non-current on the balance sheet. This guidance is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted, and entities may choose whether to adopt this update prospectively or retrospectively. We have elected to early adopt ASU 2015-17 and change our method of classifying DTAs and DTLs as either current or non-current to classifying all DTAs and DTLs as non-current, and have chosen to apply a prospective method. Prior balance sheets were not retrospectively adjusted.

3. BUSINESS COMBINATIONS (in thousands, except share amounts)

        On September 1, 2015, (the "Acquisition Date"), pursuant to the provisions of the Share Purchase Agreement, ("the purchase agreement"), the Company acquired 100 percent of the stock of Avalere Health, Inc. ("Avalere"). Avalere is a provider of data-driven advisory services and business intelligence solutions primarily to the pharmaceutical and life sciences industry, as well as within their extensive array of client relationships with payors, providers and research institutions. Certain portions of the stated purchase price of $140,000 are contingent upon the achievement of financial and operational objectives, and other portions are subject to continued employment provisions. The Company completed the acquisition of Avalere through the use of cash on hand and the issuance of 235,737 shares, subject to sale restrictions, of Class A common stock. The addition of Avalere, with its more than 200 pharmaceutical and life sciences clients, as well as an extensive array of client relationships with payors, providers and research institutions, is expected to expand Inovalon's capabilities and client base into the expansive and adjacent markets of the pharmaceutical and life sciences industry.

        A summary of the composition of the stated purchase price and fair value of the stated purchase price is as follows:

Share Purchase Agreement purchase price	$140,000
Working capital adjustment	3,112

Subtotal	143,112

Fair Value Adjustments:
Restricted stock marketability discount	(1,153)
Performance objectives discount from maximum value	(700)
Post-acquisition compensation expense	(16,357)

Total fair value purchase price	$124,902

        The composition of the fair value purchase price is as follows:

Cash	$118,755
Issuance of Class A common stock	3,847
Contingent consideration	2,300

Total fair value purchase price	$124,902

Inovalon Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

3. BUSINESS COMBINATIONS (in thousands, except share amounts) (Continued)

Recording of Assets Acquired and Liabilities Assumed

        Estimates of fair value included in the consolidated financial statements, in conformity with ASC No. 820, Fair Value Measurements and Disclosures, represent the Company's best estimates and valuations. In accordance with ASC No. 805, Business Combinations, the allocation of the consideration value is subject to adjustment until the Company has completed its analysis, but not to exceed one year after the date of acquisition, which was September 1, 2015, to provide the Company with the time to complete the valuation of its assets and liabilities. As of December 31, 2015, the Company has completed and finalized its analysis and allocation of the consideration value to assets acquired and liabilities assumed. In addition, as discussed in Note 2, the Company early adopted the provisions of ASU 2015-16 and recorded measurement period adjustments that were identified in the process of finalizing the aforementioned analysis and allocation.

        The following table summarizes the final purchase price allocation to assets acquired and liabilities assumed, including identification of measurement period adjustments:

	Preliminary Recorded Value	Measurement Period Adjustments	Final Recorded Value
Cash and cash equivalents	$4,037	$—	$4,037
Accounts receivable	13,011	(120)	12,891
Current assets	1,958	—	1,958
Property, equipment and capitalized software	3,248	—	3,248
Intangible assets(1)	57,520	300	57,820
Goodwill(2)	74,238	1,226	75,464
Deferred income taxes	947	(224)	723
Other assets	224	—	224

Total assets acquired	155,183	1,182	156,365

Current liabilities	(11,054)	108	(10,946)
Deferred tax liability	(17,677)	(686)	(18,363)
Deferred revenue	(1,600)	—	(1,600)
Other liabilities	(554)	—	(554)

Total liabilities assumed	(30,885)	(578)	(31,463)

Net assets acquired	$124,298	$604	$124,902

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

Inovalon Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

3. BUSINESS COMBINATIONS (in thousands, except share amounts) (Continued)

        The amounts attributed to identified intangible assets are summarized in the table below:

	Weighted Average Useful Life	Preliminary Recorded Value	Measurement Period Adjustments	Final Recorded Value
Customer relationships	10 years	$45,800	$—	$45,800
Tradename	10 years	8,300	—	8,300
Technology	5 years	2,600	300	2,900
Non-compete agreements	3 years	820	—	820

Total intangible assets		$57,520	$300	$57,820

        Acquisition-related costs were expensed as incurred. For year ended December 31, 2015, the Company incurred acquisition-related costs of $1,483 recognized within "General and administrative" expenses in the accompanying consolidated statements of operations.

Avalere Results and Pro Forma Impact of Acquisition

        The following table presents revenue and loss before taxes of Avalere since the acquisition date, September 1, 2015, included in the consolidated statements of operations for the year ended December 31, 2015:

Total
Revenue	$17,492
Loss before taxes	$(29)

        The following table presents pro forma information, based on estimates and assumptions that the Company believes to be reasonable, for the Company as if the acquisition of Avalere had occurred at the beginning of the earliest period presented:

	Unaudited
	Year Ended December 31,
	2015	2014
Pro forma revenue	$469,784	$408,671
Pro forma income before taxes	$108,977	$92,635

        The pro forma information provided in the table above is not necessarily indicative of the consolidated results of operations for future periods or the results that actually would have been realized had the acquisition been completed at the beginning of the periods presented.

4. NET INCOME PER SHARE (in thousands, except per share amounts)

        During September 2014, the Company completed a holding company reorganization. As part of the reorganization, the Company implemented a multi-class stock structure. The Company has retrospectively presented the impact on net income per share (EPS) of this reorganization by calculating EPS based on the newly authorized, issued and outstanding shares of Class A and Class B

Inovalon Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

4. NET INCOME PER SHARE (in thousands, except per share amounts) (Continued)

common stock. Holders of all outstanding classes of common stock participate ratably in earnings on an identical per share basis as if all shares were a single class.

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

        Diluted net income per share attributable to common stockholders is computed by dividing net income attributable to common stockholders by the weighted-average shares outstanding, including potentially dilutive shares of common stock assuming the dilutive effect of potential shares of common stock for the period determined using the treasury stock method. Potentially dilutive securities also include stock options, restricted stock units, and shares to be purchased under the employee stock purchase plan. Under the treasury stock method, dilutive securities are assumed to be exercised at the beginning of the periods and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Securities are excluded from the computations of diluted net income per share if their effect would be anti-dilutive to earnings per share.

Inovalon Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

4. NET INCOME PER SHARE (in thousands, except per share amounts) (Continued)

        The numerators and denominators of the basic and diluted EPS computations, reconciliations of the weighted average shares outstanding, and resulting basic and diluted earnings per share for our common stock are calculated as follows:

	Year Ended December 31,
	2015	2014	2013
Basic
Numerator:
Net income	$66,063	$65,352	$32,718
Undistributed earnings allocated to participating securities	49	—	—

Net income attributable to common stockholders—basic	$66,014	$65,352	$32,718

Denominator:
Weighted average shares used in computing net income per share attributable to common stockholders—basic	145,745	130,770	135,305

Net income per share attributable to common stockholders—basic	$0.45	$0.50	$0.24

Diluted
Numerator:
Net income attributable to common stockholders—diluted	$66,014	$65,352	$32,718

Denominator:
Number of shares used for basic EPS computation	145,745	130,770	135,305
Effect of dilutive securities	2,530	2,519	1,070

Weighted average shares used in computing net income per share attributable to common stockholders—diluted	148,275	133,289	136,375

Net income per share attributable to common stockholders—diluted	$0.45	$0.49	$0.24

        The computation of diluted EPS does not include 645, and 1,234, and 4,905 equity awards for the years ended December 31, 2015, 2014, and 2013, respectively, because their inclusion would have an anti-dilutive effect on EPS.

Inovalon Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

5. SHORT-TERM INVESTMENTS (in thousands)

        As of December 31, 2015, short-term investments consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Corporate notes and bonds	$390,185	$12	$(2,321)	$387,876
U.S. agency obligations	121,521	11	(203)	121,329
U.S. treasury securities	60,362	2	(179)	60,185
Commercial paper	36,849	—	(28)	36,821
Certificates of deposit	7,928	—	(9)	7,919

Total available-for-sale securities	$616,845	$25	$(2,740)	$614,130

        As of December 31, 2014, the Company held no short-term investments.

        The following table summarizes the estimated fair value of our short-term investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of the dates shown:

	December 31, 2015	December 31, 2014
Due in one year or less	$206,679	$—
Due in greater than one year	407,451	—

Total	$614,130	$—

        The Company has certain available-for-sale securities in a gross unrealized loss position, all of which have been in such position for less than 12 months. The Company reviews its debt securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial position and near-term prospects of the issuer and the Company's intent to sell, or whether it is more likely than not the Company will be required to sell the investment before recovery of the investment's amortized-cost basis. If the Company determines that an other-than-temporary decline exists, or if write downs related to credit losses are necessary, in one of these securities, the unrealized losses attributable to the respective investment would be reclassified to realized losses on short-term investments within the statement of operations. There were no impairments considered other-than-temporary as of December 31, 2015.

Inovalon Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

5. SHORT-TERM INVESTMENTS (in thousands) (Continued)

        The following table shows the fair values and the gross unrealized losses of available-for-sale securities that have been in a gross unrealized loss position for less than 12 months, aggregated by investment category as of December 31, 2015:

	Estimated Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$384,570	$(2,321)
U.S. agency obligations	86,044	(203)
U.S. treasury securities	55,796	(179)
Commercial paper	36,821	(28)
Certificates of deposit	7,679	(9)

	$570,910	$(2,740)

6. FAIR VALUE MEASUREMENTS (in thousands)

        The following table presents the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2015:

	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market funds	$2,521	$—	$—	$2,521
Short-term investments:
Corporate notes and bonds	—	387,876	—	387,876
U.S. agency obligations	—	121,329	—	121,329
U.S. treasury securities	—	60,185	—	60,185
Commercial paper	—	36,821	—	36,821
Certificates of deposit	—	7,919	—	7,919
Other Current Liabilities:
Contingent consideration	—	—	(2,300)	(2,300)

Total	$2,521	$614,130	$(2,300)	$614,351

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

        On September 1, 2015, the Company recorded contingent consideration at it fair value in conjunction with the acquisition of Avalere. The Company determines fair value of its contingent consideration, using Level 3 inputs under the fair value hierarchy, consisting of information provided by observing certain operating metrics along with management's own assumptions. The Company adjusts

Inovalon Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

6. FAIR VALUE MEASUREMENTS (in thousands) (Continued)

the estimated fair value of its contingent consideration quarterly. The change in value is reflected in our statements of operations as gain (loss) from contingent consideration valuation as a component of general and administrative expenses. During the year ended December 31, 2015 the fair value of the Company's contingent consideration decreased $100 as a result of finalizing the Company's analysis and allocation of the consideration value to assets acquired and liabilities assumed.

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

7. PROPERTY, EQUIPMENT AND CAPITALIZED SOFTWARE (in thousands)

        Property, equipment and capitalized software consisted of the following:

	December 31,
	2015	2014
Office and computer equipment	$30,286	$23,844
Leasehold improvements	12,428	11,999
Purchased software	12,351	9,916
Capitalized software	60,735	39,432
Furniture and fixtures	5,391	4,894
Land	390	390
Building	1,797	1,750
Work in process	3,333	2,917

Total	126,711	95,142
Less: accumulated depreciation and amortization	(61,680)	(44,180)

Property, equipment and capitalized software, net	$65,031	$50,962

        The Company leases certain office equipment under capital lease agreements, with bargain purchase options at the end of the lease term. Leased office equipment included in property and equipment at December 31, 2015 and 2014 was $734 and $961, respectively.

        Depreciation expense for the years ended December 31, 2015, 2014, and 2013 was $19,221, $15,512, and $11,918, respectively. Amortization of the capital leases included in depreciation expense was $118, $133, and $115, for the years ended December 31, 2015, 2014, and 2013, respectively. At December 31, 2015 and 2014, the Company had unamortized capitalized software costs, including costs classified as work in progress, of $38,165 and $28,417, respectively.

        At December 31, 2015 and 2014, work in process consisted primarily of purchased software licenses, computer equipment, and capitalized software, which was not placed into service.

Inovalon Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

8. GOODWILL AND INTANGIBLE ASSETS (in thousands, except years)

Goodwill

        Goodwill is primarily derived from the Company's acquisitions of Avalere in 2015, Catalyst Information Technologies, Inc. in 2009, and Medical Reliance Group, Inc. in 2006. Refer to Note 3 for further information regarding the goodwill that arose from the Company's acquisition of Avalere during 2015.

        The following table summarizes the activity related to the carrying value of our goodwill during the years ended December 31, 2015 and 2014:

Goodwill as of January 1, 2014	$62,269

Goodwill as of December 31, 2014	$62,269

Goodwill recorded in connection with the acquisition of Avalere Health, Inc	75,464

Goodwill as of December 31, 2015	$137,733

Intangible Assets

        Intangible assets at December 31, 2015 and 2014 were as follows:

	December 31, 2015
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (years)
Proprietary software technologies	$16,077	$(16,077)	$—	—
Trademark	360	(360)	—	—
Database	6,500	(4,097)	2,403	3.8
Customer relationships	13,650	(9,931)	3,719	9.4
Avalere acquisition (see Note 3):
Customer Relationships	45,800	(1,526)	44,274	9.8
Tradename	8,300	(277)	8,023	9.8
Technology	2,900	(193)	2,707	4.7
Non-compete agreements	820	(91)	729	2.7

Total	$94,407	$(32,552)	$61,855

	December 31, 2014
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (years)
Proprietary software technologies	$16,077	$(15,796)	$281	0.3
Trademark	360	(360)	—	—
Database	6,500	(3,447)	3,053	4.8
Customer relationships	13,650	(9,537)	4,113	10.4

Total	$36,587	$(29,140)	$7,447

Inovalon Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

8. GOODWILL AND INTANGIBLE ASSETS (in thousands, except years) (Continued)

        Driven primarily by the accelerated arrival of advancing generations of technological software capabilities, management decided to discontinue the use of proprietary software technology, acquired in the Medical Reliance Group acquisition, with an initial expected useful life of ten years. The Company shortened the life of the intangible asset, and accelerated straight-line amortization over the period of time the Company transitioned to an advanced software application, which occurred during 2015. At December 31, 2015 and 2014, the net carrying value of this proprietary software technology was zero and $281, respectively.

        Amortization expense for the years ended December 31, 2015, 2014, and 2013 was $3,412, $4,368, and $3,599, respectively.

        Estimated future amortization expense of intangible assets, based upon the Company's intangible assets at December 31, 2015, is as follows:

Amount
Year ending December 31:
2016	$7,307
2017	7,307
2018	7,216
2019	6,837
2020	6,190
Thereafter	26,998

Total	$61,855

9. CREDIT FACILITIES (in thousands)

        On September 19, 2014, the Company entered into a Credit and Guaranty Agreement ("Credit Agreement"), with a group of lenders including Goldman Sachs Bank USA, as administrative agent, to provide credit facilities in the aggregate maximum principal amount of $400,000, consisting of a senior unsecured term loan facility in the original principal amount of $300,000 (the "Term Loan Facility"), and a senior unsecured revolving credit facility in the maximum principal amount of $100,000 (together with the Term Loan Facility, the "Credit Facilities").

        The Credit Facilities consisted of the following:

	December 31, 2015	December 31, 2014
Revolving Credit Facility	$—	$—
Term Loan Facility	281,250	300,000

Total Credit Facilities	281,250	300,000
Less: current portion	15,000	18,750

Non-current Credit Facilities	$266,250	$281,250

        The revolving credit facility became available to the Company on February 18, 2015, upon the consummation of its IPO.

Inovalon Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

9. CREDIT FACILITIES (in thousands) (Continued)

        The Company's borrowing rate under the Credit Facilities is dependent on whether the Company elects Eurodollar loans or base rate loans. Interest accrues on Eurodollar loans at a defined Eurodollar rate, defined as the London Interbank Offer Rate ("LIBOR") plus the applicable margin of 1.25%, as defined in the Credit Agreement. Interest is payable monthly in arrears.

        The Credit Facility requires the Company to comply with specified financial covenants, including the maintenance of a $50,000 minimum cash and cash equivalents balance as of each calendar quarter end. The minimum cash and cash equivalents balance is not required to be held with any of the group of lenders and may be commingled with the Company's operating funds. The Credit Facility also contains various covenants, including affirmative covenants with respect to certain reporting requirements and maintaining certain business activities, and negative covenants that, among other things, may limit or impose restrictions on the Company's ability to incur liens, incur additional indebtedness, make investments, make acquisitions and undertake certain additional actions. As of, and during, the year ended December 31, 2015, the Company was in compliance with the financial covenants under the Credit Agreement.

        Scheduled maturity of the Credit Facilities follows:

Amount
2016	$15,000
2017	30,000
2018	45,000
2019	191,250

Total	$281,250

10. COMMITMENTS AND CONTINGENCIES (in thousands)

        Operating Leases—The Company leases office space under operating lease arrangements, some of which contain renewal options. Future non-cancellable lease payments as of December 31, 2015 are as follows:

Amount
Year ending December 31,
2016	$8,141
2017	7,960
2018	6,772
2019	2,778
2020	—

Total	$25,651

        Total expense under operating leases was $7,178, $7,438, and $6,572, during the years ended December 31, 2015, 2014, and 2013, respectively. Certain operating leases contain rent escalation clauses, which are recorded on a straight-line basis over the initial term of the lease, with the difference between the rent paid and the straight-line rent recorded as a deferred rent liability. Lease incentives received from landlords are recorded as deferred rent liabilities and are amortized on a straight-line

Inovalon Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

10. COMMITMENTS AND CONTINGENCIES (in thousands) (Continued)

basis over the lease term as a reduction to rent expense. The deferred rent liability was $3,243 and $3,186 at December 31, 2015, and 2014, respectively.

        Capital Leases—The total capital lease liability at December 31, 2015 and 2014 was $405 and $267, respectively, which approximates fair value due to the short duration of the obligations.

        Letter of Credit—During 2014 the Company maintained a letter of credit with its primary commercial financial institution. As of December 31, 2015 and 2014, the outstanding letter of credit was $0 and $247, respectively. The letter of credit was in lieu of a security deposit for the Company's corporate office. During 2015 the letter of credit was eliminated.

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

11. STOCK-BASED COMPENSATION (in thousands, except share and per share amounts, years, and percentages)

Stock Options

        On December 31, 2006, the Company and its stockholders established the 2007 Long-Term Incentive Plan, or Plan, under which the Company's Board of Directors, at its discretion, could grant stock options to employees and certain directors of the Company. During 2009, the Plan was amended and currently authorizes the grant of stock options or other equity instruments for up to 10,275,000 shares of common stock. The stock options granted under the Plan generally expire at the earlier of a specified period after termination of service or the date specified by the Board of Directors at the date of grant, but not more than ten years from such grant date. Stock issued as a result of exercised stock options will be issued from the Company's authorized available stock. Effective June 5, 2012, the 2007 Long-Term Incentive Plan changed its name to the Inovalon, Inc. 2007 Long-Term Incentive Plan. Options granted under the Plan may be incentive stock options or non-qualified stock options under the applicable provisions of the Internal Revenue Code. The 2007 Long-Term Incentive Plan was terminated upon completion of the IPO. Awards granted under the 2007 Long-Term Incentive Plan will remain outstanding until the earlier of exercise, forfeiture, cancellation or expiration.

        On February 18, 2015, the date of the completion of the Company's IPO, the Company's 2015 Omnibus Incentive Plan (the "2015 Plan") became effective. The 2015 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), to the Company's employees and any parent and subsidiary employees, and for

Inovalon Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

11. STOCK-BASED COMPENSATION (in thousands, except share and per share amounts, years, and percentages) (Continued)

the grant of non-qualified stock options, stock appreciation rights, restricted stock, RSAs, RSUs, dividend equivalent rights, cash-based awards (including annual cash incentives and long-term cash incentives), and any combination thereof to the Company's employees, directors, and consultants and to employees, directors, and consultants of certain affiliated entities. The Company reserved for issuance under the 2015 Plan shares of its Class A common stock equal to the sum of: (i) 7,335,430 shares of Class A common stock; and (ii) the number of shares of its Class A common stock underlying awards granted under the Company's 2007 Long-Term Incentive Plan, which was terminated upon completion of the IPO, that are forfeited, canceled, or expire (whether voluntarily or involuntarily).

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

        The Company did not grant any options during 2015. The fair value of each option grant is estimated on the date of grant applying the Black-Scholes option pricing model using the following assumptions:

	December 31,
	2015	2014	2013
Expected stock price volatility	—%	42.9%	41.5%
Expected term	—Years	6.5 Years	6.5 Years
Expected dividend yield	—	—	—
Risk-free interest rate	—%	2.1%	2.3%
Weighted-average fair value of underlying common stock	$—	$21.68	$6.90

        Expected volatility was calculated as of each grant date based on reported data for several unrelated public companies within the Company's industry that are considered to be comparable to the Company and for which historical information was available. The average expected term was determined under the simplified calculation as provided by the Securities and Exchange Commission's

Inovalon Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

11. STOCK-BASED COMPENSATION (in thousands, except share and per share amounts, years, and percentages) (Continued)

Staff Accounting Bulletin No. 107, Share-Based Payment, which is the mid-point between the vesting date and the end of the contractual term. The dividend yield assumption of zero is based upon the fact that the Company does not have a formal dividend payment policy, the Company does not intend to pay cash dividends on its common stock in the future, and, to the extent the Company pays dividends in the future, there is no assurance that any such dividends will be comparable to those previously declared. Any declarations of dividends and the establishment of future record and payment dates are subject to the final determination of the Company's Board of Directors. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve rates with the remaining term commensurate with the expected life assumed at the date of grant. Forfeitures are estimated based on historical experience and adjustments are made annually to reflect actual forfeiture experience.

        Stock option activity under the Company's plans was as follows:

	Shares Available for Grant	Number of Shares Outstanding	Weighted- Average Exercise Price	Weighted- Average Grant-date Fair Value of Underlying Common Stock	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance at January 1, 2013	2,913,375	6,388,040	$5.63		6.2	$14,557
Stock options granted	(1,246,985)	1,246,985	$6.90	$6.90
Stock options exercised	—	(258,955)	$1.04
Stock options cancelled	1,466,535	(1,466,535)	$7.29

Balance at December 31, 2013	3,132,925	5,909,535	$5.69		5.7	$10,471
Stock options granted	(1,644,720)	1,644,720	$7.58	$14.28
Stock options exercised	—	(186,970)	$3.85
Stock options cancelled	916,010	(916,010)	$7.45

Balance at December 31, 2014	2,404,215	6,451,275	$5.97		5.7	$101,318

Stock options granted	—	—
Stock options exercised	—	(3,222,201)	$4.55
Stock options cancelled	5,000	(5,000)	$6.77

Balance at December 31, 2015	2,409,215	3,224,074	$7.40

Exercisable at December 31, 2015		1,288,900	$7.61		5.4	$21,091
Vested and expected to vest at December 31, 2015		2,273,160	$7.43		6.5	$37,589

        The total grant-date fair value of stock options granted during the years ended December 31, 2015, 2014, and 2013 was $0, $14,922, and $3,661, respectively. The weighted average grant-date fair value per share of stock options granted during the years ended December 31, 2015, 2014, and 2013, was $0, $9.07, and $2.94, respectively.

        As of December 31, 2015, there is $4.8 of total unrecognized compensation expense related to unvested stock options, and this expense is expected to be recognized over a weighted-average period of 3.2 years.

        The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair value of the Company's common stock and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option

Inovalon Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

11. STOCK-BASED COMPENSATION (in thousands, except share and per share amounts, years, and percentages) (Continued)

holders exercised their options. This amount is subject to change based on changes to the fair market value of the Company's common stock.

Restricted Stock Units

        On November 13, 2014, the Company granted 488,780 RSUs pursuant to the Company's 2007 Long-Term Incentive Plan. The RSUs had a grant date fair value of $9,722. The Company used the fair market value of the underlying common stock on the date of grant to determine the fair value of RSUs, which was $19.89 per RSU. The RSUs vest upon the satisfaction of both a service condition and a liquidity condition. The service condition for these awards is satisfied over five years. The liquidity condition is satisfied upon the occurrence of a qualifying event, defined as a change of control transaction or six months following the completion of the Company's IPO. As of December 31, 2014, no share-based compensation expense had been recognized for these RSUs because the qualifying events (described above) had not occurred. This six-month period following the IPO is not a substantive service condition and, accordingly, in 2015, the year in which the Company consummated its IPO, the Company recognized a cumulative share-based compensation expense for the portion of the RSUs that had met the service condition as of that date, following the straight-line method, net of estimated forfeitures. All remaining unrecognized share-based compensation expense related to these RSUs will be recorded over the remaining requisite service period using the straight-line method, based on awards ultimately expected to vest. The Company estimates future forfeitures at the date of grant and revises the estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

        A summary of RSUs granted and unvested as of December 31, 2015 is as follows:

	RSUs Outstanding
	Number of RSUs	Weighted Average Fair Value Per Unit
RSUs granted and unvested at January 1, 2015	488,780	$19.89
RSUs granted during 2015	76,273	30.64
RSUs vested during 2015	(94,784)	19.89
RSUs forfeited during 2015	(14,860)	19.89

RSUs granted and unvested at December 31, 2015	455,409	$21.69

Inovalon Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

11. STOCK-BASED COMPENSATION (in thousands, except share and per share amounts, years, and percentages) (Continued)

        As of December 31, 2015, there was a total of $7,188 in unrecognized compensation cost, net of estimated forfeitures, related to unvested RSUs, which are expected to be recognized over a weighted-average period of approximately 3.93 years.

Restricted Stock Awards

        On May 28, 2015, the Company granted 71,946 RSAs pursuant to the 2015 Plan. RSAs granted to directors fully vest upon the one year anniversary of the award grant date, and RSAs granted to employees vest ratably over five years on each anniversary of the award grant date. Upon vesting, the Company will deliver shares of the Company's Class A common stock to the holders. Pursuant to the terms of the awards, any unvested shares terminate upon the RSA holders' separation from the Company. The grant date fair value of the RSAs was $2,000, in aggregate, or $27.80 per RSA. The Company recognizes share-based compensation expense for the RSAs following the straight-line method, net of estimated forfeitures, over the requisite service period. The Company estimates future forfeitures at the date of grant and revises the estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

        On November 12, 2015, the company granted 524,105 RSAs pursuant to the 2015 Plan. The RSAs were granted to employees and vest ratably over five years on each anniversary of the award grant date. Upon vesting, the Company will deliver shares of the Company's Class A common stock to the holders. Pursuant to the terms of the awards, any unvested shares terminate upon the RSA holders' separation from the Company. The grant date fair value of the RSAs was $9,198, in aggregate, or $17.55 per RSA. The Company recognizes share-based compensation expense for the RSAs following the straight-line method, net of estimated forfeitures, over the requisite service period. The Company estimates future forfeitures at the date of grant and revises the estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

        A summary of RSAs granted and unvested as of December 31, 2015 is as follows:

	RSAs Outstanding
	Number of RSUs	Weighted Average Fair Value Per Unit
RSAs granted and unvested at January 1, 2015	—	$—
RSAs granted during 2015	596,051	18.79
RSAs vested during 2015	—	—
RSAs forfeited during 2015	(26,979)	27.80

RSAs granted and unvested at December 31, 2015	569,072	$18.36

        As of December 31, 2015, there was a total of $7,401 million in unrecognized compensation cost, net of estimated forfeitures, related to unvested RSAs, which are expected to be recognized over a weighted-average period of approximately 4.8 years.

Inovalon Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

11. STOCK-BASED COMPENSATION (in thousands, except share and per share amounts, years, and percentages) (Continued)

Employee Stock Purchase Plan

        On February 18, 2015, the date of the completion of the Company's IPO, the 2015 Employee Stock Purchase Plan ("2015 ESPP") became effective. The 2015 ESPP provides for (i) six-month purchase periods (commencing each March 1 and September 1) and (ii) that the purchase price for shares of Class A common stock purchased under the 2015 ESPP will be 85% of the fair market value of the Company's Class A common stock on the last day of the applicable offering period. Eligible employees are able to select a rate of payroll deduction between 1% and 15% of their base cash compensation subject to a maximum payroll deduction per offering period of $7,500. The 2015 ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Code. The Company reserved 1,833,857 shares of Class A common stock for issuance under the 2015 ESPP. During the year ended December 31, 2015, the Company purchased and issued 30,689 shares of common stock to 2015 ESPP participants at a discounted price of $18.61 per share and recorded stock-based compensation related to the 2015 ESPP of $156.

12. EMPLOYEE BENEFIT PLANS (in thousands)

        On June 1, 2007, the Company adopted a 401(k) Profit Sharing Plan and Trust, or 401(k) Plan. The 401(k) Plan was amended on February 1, 2010. The amended 401(k) Plan allows employees to become eligible to participate upon the completion of 30 days of service. The Company matches employee contributions up to 4.0% of their compensation and the employer contributions vest immediately.

        The Company has a separate defined contribution retirement plan for employees of Avalere. Under this 401(k) retirement plan, employees can make voluntary contributions to the retirement program in the form of salary reductions. Additionally, the Company matched 100% of employee deferrals up to 5% of qualifying compensation for all eligible participants. There is a one year waiting period for eligibility from date of hire. Participants are fully vested in both the employee deferral and employer contributions upon meeting eligibility requirements.

        During the years ended December 31, 2015, 2014, and 2013, total expense recorded for the Company's matching 401(k) contributions were $4,227, $2,820, and $2,846, respectively.

13. STOCKHOLDERS' EQUITY (DEFICIT) (in thousands, except share amounts)

        In February 2013, to provide liquidity to certain existing stockholders who desired liquidity and to reduce the number of stockholders and outstanding shares of common stock, the Company initiated a share repurchase and liquidity initiative for and among existing stockholders. During 2013, the Company repurchased 10,703,360 shares of common stock for aggregate consideration of $72,114 and sold 7,216,610 shares of common stock for $52,114, resulting in a net repurchase of 3,486,750 treasury stock shares at an aggregate net cost of $20,000. Upon repurchase, the treasury stock shares were immediately retired. In connection with the retirement, of the $20,000 value assigned to the treasury stock shares, $2,403 was allocated to additional paid-in capital and $17,597 was allocated to retained earnings. The amount allocated to additional paid- in capital was determined based on the paid-in capital per share generated from the historical issuances of these treasury stock shares.

Inovalon Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

13. STOCKHOLDERS' EQUITY (DEFICIT) (in thousands, except share amounts) (Continued)

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

        On September 19, 2014, the Company authorized the pro-rata redemption of approximately 8.33% of the Company's outstanding Class B common stock from the then-existing holders. During September 2014, the Company completed the pro-rata redemption and repurchased 11,109,285 shares of Class B common stock for $300,017, which automatically converted from Class B common stock to Class A common stock. This redemption occurred at a price per share of $27.01, which was in excess of the estimated fair value of our common stock of $19.89 per share as of September 30, 2014 calculated for the purpose of determining our stock-based compensation expense. The estimated fair value of our common stock on a per share basis, as of September 30, 2014, was based upon a contemporaneous valuation of the Company's common stock performed in conjunction with an unrelated third-party specialist and the calculation of the estimated fair value of the common stock includes certain assumptions and discounts that are required to be applied to the valuations of privately held companies. The Company did not contribute nor receive any stated or unstated rights, privileges, or other consideration as part of the redemption, therefore, at December 31, 2014, these repurchased 11,109,285 Class A shares of common stock were held and accounted for as treasury shares.

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

Inovalon Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

14. INCOME TAXES (in thousands, except percentages)

        The provision for income taxes consisted of the following:

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$31,351	$33,577	$16,254
State	10,937	7,294	3,443
Foreign (Puerto Rico)	574	626	293

Total current provision	42,862	41,497	19,990

Deferred:
Federal	4,708	1,541	(347)
State	1,078	341	14

Total deferred provision	5,786	1,882	(333)

Total provision for income taxes	$48,648	$43,379	$19,657

        The provision for income taxes reconciles to the amount computed by applying the federal statutory rate (35.0%) to income before income taxes as follows:

	Year Ended December 31,
	2015		2014		2013
Expected federal income tax	35.0%	$40,149	35.0%	$38,056	35.0%	$18,331
State income taxes, net of federal income tax effect	6.8	7,753	4.6	4,961	3.9	2,047
Permanent items	0.3	390	0.4	422	0.5	237
Research and development tax credits	(0.8)	(864)	(0.6)	(695)	(1.4)	(744)
Other	1.1	1,220	0.5	635	(0.5)	(214)

Income tax expense	42.4%	$48,648	39.9%	$43,379	37.5%	$19,657

Inovalon Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

14. INCOME TAXES (in thousands, except percentages) (Continued)

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities were as follows:

	December 31,
	2015	2014
Components of deferred tax assets and liabilities
Deferred tax assets:
Accrued expenses and reserves	$1,743	$843
Stock-based compensation	2,490	2,713
Deferred rent	1,190	1,259
Net operating loss carryforwards	2,402	—
Other	1,270	414

Total deferred tax assets	$9,095	$5,229

Deferred tax liabilities:
Intangibles	$22,267	$2,943
Property, equipment and capitalized software	21,042	16,192
Prepaids and other	2,752	766

Total deferred tax liabilities	46,061	19,901

Net deferred tax liabilities	$36,966	$14,672

        The deferred tax liability has been classified in the accompanying consolidated balance sheets as follows:

	December 31,
	2015	2014
Current deferred tax assets	$—	$491
Deferred tax assets(1)	232	—
Non-current deferred tax liabilities(1)	37,198	15,163

Total deferred tax liabilities, net	$36,966	$14,672

(1)
See Note 2 regarding our early adoption of ASU 2015-17.

        Uncertain Tax Positions—During the years ended December 31, 2015, 2014, and 2013, changes in the liability for gross unrecognized tax benefits, including interest, totaled $0, $0, and $48, respectively. At December 31, 2015 and 2014, the Company did not measure a liability for unrecognized tax benefits.

        Net Operating Losses carryforwards(NOLs)—At December 31, 2015, we had federal net operating loss ("NOL") carryforwards of approximately $5.0 million. These NOL carryforwards will expire in 2036.

        While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could differ from the Company's accrued position. Accordingly, additional provisions

Inovalon Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

14. INCOME TAXES (in thousands, except percentages) (Continued)

on federal, state and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

        The Company is subject to taxation by the United States of America, various United States of America jurisdictions, and Puerto Rico. The number of years with open tax audits varies depending on the tax jurisdiction.

INOVALON HOLDINGS, INC.
Schedule II
Valuation and Qualifying Accounts and Reserves
(in thousands)

Description	Balance at Beginning of Year	Additions Charged Against Revenue	Additions Charged to Cost and Expense	Deductions	Balance at End of Year
	Year Ended December 31, 2015
Allowance for accounts receivable	$1,827	$1,126	$—	$(1,931)	$1,022
	Year Ended December 31, 2014
Allowance for accounts receivable	$1,484	$2,498	$—	$(2,155)	$1,827
	Year Ended December 31, 2013
Allowance for accounts receivable	$451	$2,711	$—	$(1,678)	$1,484