Form 10-K/A
period 2015-12-31
Inovalon Holdings, Inc.
filed 2016-02-26
CIK 1619954

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

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

INOVALON HOLDINGS, INC.
FORM 10-K/A

EXPLANATORY NOTE

        Inovalon Holdings, Inc. (the "Company") is filing this Amendment No. 1 (the "Amendment") to its Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the "Original Filing") solely to correct a typographical error with regard to the date of the Report of Independent Registered Public Accounting Firm issued by Deloitte & Touche, LLP and included on page F-2 of the Original Filing. In the Original Filing, the correct date, February 26, 2016, was inadvertently changed to February 26, 2015 during the filing process.

        This Amendment also revises Item 15 of the Original Filing to include an updated exhibit list and, as required under Rule 12b-15, includes certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

        This Amendment does not in any other way amend or restate the Independent Auditor's Report issued by Deloitte & Touche, LLP or the Company's previously reported financial statements, or make any other changes to the Original Filing and should be read in conjunction with the Original Filing. The Company has not updated the disclosures contained in the Original Filing to reflect any events that have occurred after the filing date of the Original Filing.

 PART IV

Item 15.    Exhibits and Financial Statement Schedules.

        The following is a list of documents filed as a part of this report:

  (1)
  Financial Statements

  Included herein at pages F-3 through F-38.

  (2)
  Financial Statement Schedules

  Included herein at pages F-39.

  (3)
  Exhibits

        The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index contained within this Amendment No. 1 to the annual report on Form 10-K.

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

Exhibit Number		Description of Document
21.1		Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K filed February 26, 2016)
23.1	*	Consent of Deloitte & Touche LLP.
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a- 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a- 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.DEF		XBRL Taxonomy Extension Definition Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase

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

February 26, 2016

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