Form 10-Q
period 2016-03-31
Inovalon Holdings, Inc.
filed 2016-05-05
CIK 1619954

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
or
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

        As of April 30, 2016, the registrant had 66,905,308 shares of Class A common stock outstanding and 85,437,106 shares of Class B common stock outstanding.

INOVALON HOLDINGS, INC.

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2016

PART I—FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

INOVALON HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value amounts)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$126,885	$114,034
Short-term investments	611,598	614,130
Accounts receivable (net of allowances of $1,320 and $1,022 at March 31, 2016 and December 31, 2015, respectively)	73,177	81,305
Prepaid expenses and other current assets	21,217	16,162
Income tax receivable	17,251	18,377

Total current assets	850,128	844,008
Non-current assets:
Property, equipment and capitalized software, net	65,278	65,031
Goodwill	137,733	137,733
Intangible assets, net	60,028	61,855
Other assets	3,940	4,250

Total assets	$1,117,107	$1,112,877

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$17,716	$21,136
Accrued compensation	10,281	13,538
Other current liabilities	14,168	11,444
Deferred revenue	7,044	5,507
Deferred rent	843	797
Credit facilities	18,750	15,000
Capital lease obligation	109	109

Total current liabilities	68,911	67,531
Non-current liabilities:
Credit facilities, less current portion	258,750	266,250
Capital lease obligation, less current portion	309	296
Deferred rent	2,251	2,446
Deferred income taxes	36,275	37,198

Total liabilities	366,496	373,721

Commitments and contingencies (Note 5)
Stockholders' equity:
Common stock, $0.000005 par value, 900,000,000 shares authorized, zero shares issued and outstanding at each of March 31, 2016 and December 31, 2015, respectively	—	—
Class A common stock, $0.000005 par value, 750,000,000 shares authorized, 66,129,038 and 53,482,669 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	—	—
Class B common stock, $0.000005 par value, 150,000,000 shares authorized, 86,235,350 and 98,230,363 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	1	1
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, zero shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	—	—
Additional paid-in-capital	499,899	493,197
Retained earnings	249,905	247,540
Other comprehensive income (loss)	806	(1,582)

Total stockholders' equity	750,611	739,156

Total liabilities and stockholders' equity	$1,117,107	$1,112,877

See notes to condensed consolidated financial statements.

INOVALON HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per-share amounts)

	Three Months Ended March 31,
	2016	2015
Revenue	$102,657	$93,633
Expenses:
Cost of revenue(1)	41,923	31,851
Sales and marketing(1)	6,559	1,850
Research and development(1)	5,932	5,411
General and administrative(1)	36,552	24,258
Depreciation and amortization	8,394	4,915

Total operating expenses	99,360	68,285

Income from operations	3,297	25,348

Other income and (expenses):
Realized losses on short-term investments	(4)	—
Gain on disposal of equipment	534	—
Interest income	1,442	8
Interest expense	(1,259)	(1,103)

Income before taxes	4,010	24,253
Provision for income taxes	1,645	10,494

Net income	$2,365	$13,759

Net income attributable to common stockholders, basic and diluted	$2,356	$13,759

Net income per share attributable to common stockholders, basic and diluted:
Basic net income per share	$0.02	$0.10

Diluted net income per share	$0.02	$0.10

Weighted average shares of common stock outstanding:
Basic	151,282	135,331

Diluted	152,355	138,902

(1)
Includes stock-based compensation expense as follows:

Cost of revenue	$119	$28
Sales and marketing	154	15
Research and development	242	362
General and administrative	1,577	1,367

Total stock-based compensation expense	$2,092	$1,772

See notes to condensed consolidated financial statements.

INOVALON HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Three Months Ended March 31,
	2016	2015
Net income	$2,365	$13,759
Other comprehensive income:
Realized losses on short-term investments reclassified from accumulated other comprehensive income, net of tax of $1	3	—
Net change in unrealized gains and (losses) on available-for-sale investments, net of tax of $560	2,385	—

Comprehensive income	$4,753	$13,759

See notes to condensed consolidated financial statements.

INOVALON HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$2,365	$13,759
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	2,092	1,772
Depreciation	6,567	4,373
Amortization of intangibles	1,827	542
Amortization of premiums on short-term investments	871	—
Realized losses on short-term investments	4	—
Tax payments for equity award issuances	88	—
Deferred income taxes	(1,252)	(493)
Excess tax benefits from stock-based compensation	(911)	—
Loss on disposal of long-lived assets	—	4
Gain on disposal of equipment	(534)	—
Changes in assets and liabilities:
Accounts receivable	8,128	(21,703)
Prepaid expenses and other current assets	(5,054)	277
Income taxes receivable	2,037	6,797
Other assets	78	(171)
Accounts payable	(2,194)	(1,685)
Accrued compensation	(3,877)	(6,368)
Other liabilities	2,676	655
Deferred rent	(149)	(109)
Deferred revenue	1,537	613
Income taxes payable	—	2,554

Net cash provided by operating activities	14,299	817

Cash flows from investing activities:
Purchases of short-term investments	(80,065)
Sales and maturities of short-term investments	84,671
Purchases of property and equipment	(4,053)	(1,338)
Investment in capitalized software	(2,790)	(5,158)

Net cash used in investing activities	(2,237)	(6,496)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of underwriters' discount	—	362,082
Proceeds from issuance of treasury stock, net of underwriters' discount	—	282,172
Payment of offering costs	—	(3,002)
Repayment of credit facility borrowings	(3,750)	(5,000)
Proceeds from exercise of stock options	3,841	—
Capital lease obligations paid	(31)	(26)
Tax payments for equity award issuances	(182)	—
Excess tax benefits from stock-based compensation	911	—

Net cash provided by financing activities	789	636,226

Increase in cash and cash equivalents	12,851	630,547
Cash and cash equivalents, beginning of period	114,034	162,567

Cash and cash equivalents, end of period	$126,885	$793,114

Supplementary cash flow disclosure:
Cash paid during the period for:
Income taxes, net of refunds	$861	$1,583
Interest	1,195	1,076
Non-cash investing activities:
Accounts payable for purchases of and investment in property, equipment and capitalized software	933	1,557
Accrued compensation for investment in capitalized software	53	464
Offering costs not yet paid	—	2,180

See notes to condensed consolidated financial statements.

INOVALON HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared by Inovalon Holdings, Inc. (the "Company") in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial reporting and as required by Rule 10-01 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements may not include all of the information and notes required by GAAP for audited financial statements. In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of items of a normal and recurring nature, necessary to present fairly the Company's financial position as of March 31, 2016 and the results of operations, comprehensive income and cash flows for the three month periods ended March 31, 2016 and 2015. The results of operations for the three month period ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities, disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. Actual results could differ from management's estimates, and such differences could be material to the Company's consolidated financial position and results of operations.

        The accompanying condensed consolidated financial statements include the accounts of Inovalon Holdings, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

        The Company's management considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements.

  Recently Issued Accounting Standards

        There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company's consolidated financial statements and note disclosures, from those disclosed in the Company's 2015 Annual Report on Form 10-K, except for the following:

        In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 requires the identification of arrangements that should be accounted for as leases by lessees. This guidance is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. In general, for lease arrangements exceeding a twelve month term, these arrangements will be recognized as assets and liabilities on the balance sheet of the lessee. Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption of ASU 2016-02 will be calculated using the applicable incremental borrowing rate at the date of adoption. In addition, ASU 2016-02 requires the use of the modified retrospective method, which will require adjustment to all comparative periods presented in the

INOVALON HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

1. BASIS OF PRESENTATION (Continued)

consolidated financial statements. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and note disclosures.

        In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) ("ASU 2016-08"). This guidance is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and note disclosures.

        In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation—Stock Compensation (Topic 718) ("ASU 2016-09"). This guidance is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and note disclosures. The adoption of this new accounting standard could have a material impact on the Company's consolidated financial statements.

2. NET INCOME PER SHARE (in thousands, except per share amounts)

        Holders of all outstanding classes of common stock participate ratably in earnings on an identical per share basis as if all shares were a single class. Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares of common stock, Class A common stock and Class B common stock outstanding during the period. Diluted EPS is computed by dividing net income by the sum of the weighted average number of shares of common stock outstanding and potentially dilutive securities outstanding during the period under the treasury stock method. Potentially dilutive securities include stock options and restricted stock units ("RSUs") and restricted stock awards ("RSAs"). Under the treasury stock method, dilutive securities are assumed to be exercised at the beginning of the periods and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Securities are excluded from the computations of diluted earnings per share if their effect would be anti-dilutive to EPS.

        The Company has issued restricted share awards of Class A common stock (RSAs) under the 2015 Omnibus Incentive Plan. The Company considers issued and unvested RSAs to be participating securities as the holders of these RSAs have a non-forfeitable right to dividends in the event of the Company's declaration of a dividend on shares of Class A and Class B common stock. Subsequent to the issuance of the participating securities, the Company applied the two-class method required in calculating net income per share of Class A and Class B common stock. Under the two-class method, net income attributable to common stockholders is determined by allocating undistributed earnings, calculated as net income, less earnings attributable to participating securities. The net income per share attributable to common stockholders is allocated based on the contractual participation rights of the

INOVALON HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. NET INCOME PER SHARE (in thousands, except per share amounts) (Continued)

Class A common stock and Class B common stock as if the income for the period has been distributed. As the liquidation and dividend rights are identical for both classes of common stock, the net income attributable to common stockholders is allocated on a proportionate basis.

        The following table reconciles the weighted average shares outstanding for basic and diluted EPS for the periods indicated:

	Three Months Ended March 31,
	2016	2015
Basic
Numerator:
Net income	$2,365	$13,759
Undistributed earnings allocated to participating securities	(9)	—

Net income attributable to common stockholders—basic	$2,356	$13,759

Denominator:
Weighted average shares used in computing net income per share attributable to common stockholders—basic	151,282	135,331

Net income per share attributable to common stockholders—basic	$0.02	$0.10

Diluted
Numerator:
Net income attributable to common stockholders—diluted	$2,356	$13,759

Denominator:
Number of shares used for basic EPS computation	151,282	135,331
Effect of dilutive securities	1,073	3,571

Weighted average shares used in computing net income per share attributable to common stockholders—diluted	152,355	138,902

Net income per share attributable to common stockholders—diluted	$0.02	$0.10

        The computation of diluted EPS does not include certain unvested awards, for the three months ended March 31, 2016 and 2015, because their inclusion would have an anti-dilutive effect on EPS. The awards excluded because of their anti-dilutive effect are as follows:

	Three Months Ended March 31,
	2016	2015
Awards excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive	110	23

INOVALON HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. SHORT-TERM INVESTMENTS (in thousands)

        As of March 31, 2016, short-term investments consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Corporate notes and bonds	$407,461	$620	$(528)	$407,553
U.S. agency obligations	97,562	43	(13)	97,592
U.S. treasury securities	70,291	76	(27)	70,340
Commercial paper	29,798	66	(6)	29,858
Certificates of deposit	6,251	4	—	6,255

Total available-for-sale securities	$611,363	$809	$(574)	$611,598

        As of December 31, 2015, short-term investments consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Corporate notes and bonds	$390,185	$12	$(2,321)	$387,876
U.S. agency obligations	121,521	11	(203)	121,329
U.S. treasury securities	60,362	2	(179)	60,185
Commercial paper	36,849	—	(28)	36,821
Certificates of deposit	7,928	—	(9)	7,919

Total available-for-sale securities	$616,845	$25	$(2,740)	$614,130

        The following table summarizes the estimated fair value of our short-term investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of the dates shown:

	March 31, 2016	December 31, 2015
Due in one year or less	$217,876	$206,679
Due after one year through three years	393,722	407,451

Total	$611,598	$614,130

        The Company has certain available-for-sale securities in a gross unrealized loss position, all of which have been in such position for less than 12 months. The Company reviews its debt securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial position and near-term prospects of the issuer and the Company's intent to sell, or whether it is more likely than not the Company will be required to sell the investment before recovery of the investment's amortized-cost basis. If the Company determines that an other-than-temporary decline exists, or if write

INOVALON HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. SHORT-TERM INVESTMENTS (in thousands) (Continued)

downs related to credit losses are necessary, in one of these securities, the unrealized losses attributable to the respective investment would be reclassified to realized losses on short-term investments within the statement of operations. There were no impairments considered other-than-temporary as of March 31, 2016.

        The following table shows the fair values and the gross unrealized losses of available-for-sale securities that have been in a gross unrealized loss position for less than 12 months, aggregated by investment category as of March 31, 2016:

	Estimated Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$257,125	$(528)
U.S. agency obligations	30,585	(13)
U.S. treasury securities	50,977	(27)
Commercial paper	12,475	(6)
Certificates of deposit	961	—

	$352,123	$(574)

4. FAIR VALUE MEASUREMENTS (in thousands)

        The following table presents the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2016:

	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market funds	$19,298	$—	$—	$19,298
Short-term investments:
Corporate notes and bonds	—	407,553	—	407,553
U.S. agency obligations	—	97,592	—	97,592
U.S. treasury securities	—	70,340	—	70,340
Commercial paper	—	29,858	—	29,858
Certificates of deposit	—	6,255	—	6,255
Other Current Liabilities:
Contingent consideration	—	—	(2,300)	(2,300)

Total	$19,298	$611,598	$(2,300)	$628,596

INOVALON HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. FAIR VALUE MEASUREMENTS (in thousands) (Continued)

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

        On September 1, 2015, the Company recorded contingent consideration at its fair value in conjunction with the acquisition of Avalere Health, Inc. The Company determines fair value of its contingent consideration, using Level 3 inputs under the fair value hierarchy, consisting of information provided by observing certain operating metrics along with management's own assumptions. The Company adjusts the estimated fair value of its contingent consideration quarterly, if there is a change in the aforementioned factors considered in determining the fair value of the contingent consideration. The change in value, if any, is reflected in the Company's statements of operations as gain (loss) from contingent consideration valuation as a component of general and administrative expenses. For the three months ended March 31, 2016 there was no change in the fair value of the contingent consideration.

5. COMMITMENTS AND CONTINGENCIES (in thousands)

        Litigation—From time to time the Company is involved in various litigation matters arising out of the normal course of business. The Company consults with legal counsel on those issues related to litigation and seeks input from other experts and advisors with respect to such matters. Estimating the probable losses or a range of probable losses resulting from litigation, government actions and other legal proceedings is inherently difficult and requires an extensive degree of judgment, particularly where the matters involve indeterminate claims for monetary damages, may involve discretionary amounts, present novel legal theories, are in the early stages of the proceedings, or are subject to

INOVALON HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. COMMITMENTS AND CONTINGENCIES (in thousands) (Continued)

appeal. Whether any losses, damages or remedies ultimately resulting from such matters could reasonably have a material effect on the Company's business, financial condition, results of operations, or cash flows will depend on a number of variables, including, for example, the timing and amount of such losses or damages (if any) and the structure and type of any such remedies. The Company's management does not presently expect any litigation matters to have a material adverse impact on the condensed consolidated financial statements of the Company.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission (the "SEC") on February 26, 2016. Unless we otherwise indicate or the context requires, references to the "Company," "Inovalon," "we," "our," and "us" refer to Inovalon Holdings, Inc. and its consolidated subsidiaries.

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

  •
  the continuation of our share repurchase program;

  •
  the effect of competition on our business; and

  •
  the efficacy of our platforms and toolsets.

        Forward-looking statements are only current predictions and are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from those anticipated by such statements. These factors include, among other factors, those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, under the heading Part I, Item 1A, "Risk Factors".

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

        For the three months ended March 31, 2016, we generated revenue of $102.7 million from the sale of our services compared to $93.6 million for the three months ended March 31, 2015. Given the scope of our market opportunity, we have historically invested more each year on innovation and infrastructure, in order to support our growth.

Recent Developments

        On May 4, 2016 we announced that our Board of Directors has authorized a program to repurchase up to $100 million of Inovalon's Class A common stock through December 31, 2016. Repurchases under the Company's share repurchase program will be made in open-market or privately negotiated transactions in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements, and other relevant factors. The share repurchase program does not obligate us to acquire any particular amount of Class A common stock.

 Quarterly Key Metrics

        We review certain metrics quarterly, including the key metrics shown in the table below. We believe that these metrics are indicative of our overall level of analytical activity and the underlying growth in our business.

	As of March 31,
	2016	2015
	(in thousands)
MORE[2] Registry® dataset metrics(1)
Unique patient count(2)	132,361	121,918
Medical event count(3)	11,300,216	9,656,623
Trailing 12 month Patient Analytics Months (PAM)(1)(4)	22,125,006	17,829,812

(1)
MORE2 Registry® dataset metrics and Trailing 12 month PAM, each of which is presented in the table, are key operating metrics that management uses to assess our level of operational activity. While we believe that each of these metrics is indicative of our overall level of analytical activity and the underlying growth in our business, increases or decreases in these metrics do not necessarily correlate to proportional increases or decreases in revenue, or net income. For instance, although increased levels of analytical activity historically have corresponded to increases in revenue over the long term, differences in fees charged for different analytical packages exist and differences in how analytics trigger the applicability of our data-driven intervention platforms may result in increases in analytical activity that do not result in proportional increases in revenue, or net income (and vice versa). Accordingly, while we believe the presentation of these operating metrics is helpful to investors in understanding our business; these metrics have limitations and should not be considered as substitutes for analysis of our financial results reported under GAAP. In addition, we believe that other companies, including companies in our industry, do not present similar operating metrics and that there is no commonly accepted method of calculating these metrics, which may reduce their usefulness as comparative measures.

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

	Three Months Ended March 31,
	2016	2015
Investment in Innovation:
Research and development(1)	$5,932	$5,411
Capitalized software development(2)	5,300	4,508
Research and development infrastructure investments(3)	379	100

Total investment in innovation	$11,611	$10,019

As a percentage of revenue
Research and development(1)	6%	6%
Capitalized software development(2)	5%	5%
Research and development infrastructure investments(3)	—%	—%

Total investment in innovation	11%	11%

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

        Client and Analytical Process Count Growth.    Our business is generally driven by the number of underlying patients for which our analytics and data-driven intervention platforms are being utilized. As such, we track the number of analytical processes that we run on patients each month in fulfillment of our client contracts, as totaled for the trailing 12 months. This metric is referred to as the Trailing 12 month Patient Analytical Months, or PAM. We believe that PAM is indicative of our overall level of analytical activity, and we expect our period-to-period comparisons of our PAM to be indicative of underlying growth of our business, although changes in levels of analytical activity do not always directly translate to changes in financial performance of our business. Differences in fees charged for different analytical packages exist and differences in how analytics trigger the applicability of our data-driven intervention platforms may result in increases in analytical activity that do not result in proportional increases in revenue, or net income (and vice versa). Therefore, in situations in which a new engagement is initiated for analytical processes that have a higher than average fee rate, revenue could expand disproportionately faster than the increase in PAM. Likewise, if engagements for analytical processes that have a higher than average fee rate are concluded then such conclusions can negatively affect revenue disproportionately more than PAM.

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

        Critical accounting policies are those policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. For a more detailed discussion of our critical accounting policies, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on February 26, 2016.

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

        Our business and operational models are designed to be highly scalable and leverage variable costs to support revenue generating activities. While we expect to grow our headcount over time to capitalize on our market opportunities, we believe our increased investment in automation, electronic health record integration capabilities, and economies of scale in our operating model, will position us to grow our revenue at a greater rate than our cost of revenue, on an annual basis, excluding the impact of stock-based compensation expense.

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

        We expect our general and administrative expense to increase as we expand our business and incur the incremental costs associated with being a public company. However, excluding certain increases as a result of being a public company, and increases related to stock-based compensation and acquisition related costs, we expect our general and administrative expense to grow at a lower rate than revenue, on an annual basis.

Depreciation and Amortization Expense

        Our depreciation and amortization expense consists primarily of depreciation of fixed assets, amortization of capitalized software development costs, and amortization of acquisition-related intangible assets.

Interest Income

        Interest income represents interest earned from our short-term investments.

Interest Expense

        Interest expense represents interest incurred on our Credit Facilities (as defined below).

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

 RESULTS OF OPERATIONS

        The following table set forth our consolidated statement of operations data for each of the periods presented (dollars in thousands):

	Three Months Ended March 31,		2015 to 2016 Change
	2016	2015	$	%
Revenue	$102,657	$93,633	$9,024	10%
Expenses:
Cost of revenue(1)	41,923	31,851	10,072	32%
Sales and marketing(1)	6,559	1,850	4,709	255%
Research and development(1)	5,932	5,411	521	10%
General and administrative(1)	36,552	24,258	12,294	51%
Depreciation and amortization	8,394	4,915	3,479	71%

Total operating expenses	99,360	68,285	31,075	46%

Income from operations	3,297	25,348	(22,051)	(87)%

Other income and (expenses):
Realized losses on short-term investments	(4)	—	(4)	*
Gain on disposal of equipment	534	—	534	*
Interest income	1,442	8	1,434	*
Interest expense	(1,259)	(1,103)	(156)	14%

Income before taxes	4,010	24,253	(20,243)	(83)%
Provision for income taxes	1,645	10,494	(8,849)	(84)%

Net income	$2,365	$13,759	$(11,394)	(83)%

(1)
Includes stock-based compensation expense as follows:

Cost of revenue	$119	$28	*	*
Sales and marketing	154	15	*	*
Research and development	242	362	*	*
General and administrative	1,577	1,367	*	*

Total stock-based compensation expense	$2,092	$1,772	*	*

*
Asterisk denotes not meaningful.

        The following table sets forth our consolidated statement of operations data for each of the periods presented as a percentage of revenue:

	Three Months Ended March 31,
	2016	2015
Revenue	100%	100%
Expenses:
Cost of revenue	41%	34%
Sales and marketing	6%	2%
Research and development	6%	6%
General and administrative	36%	26%
Depreciation and amortization	8%	5%

Total operating expenses	97%	73%

Income from operations	3%	27%

Other income and (expenses):
Realized losses on short-term investments	* %	—%
Gain on disposal of equipment	1%	—%
Interest income	1%	—%
Interest expense	(1)%	(1)%

Income before taxes	4%	26%
Provision for income taxes	2%	11%

Net income	2%	15%

*
Asterisk denotes not meaningful.

Comparison of the Three Months Ended March 31, 2016 and 2015

Revenue

        Revenue during the three months ended March 31, 2016 increased by approximately $9.0 million, or 10%, compared with the three months ended March 31, 2015. The increase was primarily attributable to an increase in revenue from new clients of $13.8 million along with a net decrease of $4.8 million from existing clients.

Cost of Revenue

        During the three months ended March 31, 2016, cost of revenue increased by approximately $10.1 million, or 32%, compared with the three months ended March 31, 2015. The $10.1 million increase in cost of revenue was primarily due to the corresponding increase in revenue of $9.0 million or 10%, that comprised a greater volume of data-driven intervention platform services as a percentage of revenue, and also resulted from a $3.5 million increase in employee-related expenses attributable to the September 2015 acquired data-driven advisory services service business. Cost of revenue as a percentage of revenue was 41% and 34% for the three months ended March 31, 2016 and 2015, respectively.

Sales and Marketing

        During the three months ended March 31, 2016, sales and marketing expenses increased by approximately $4.7 million, compared with the three months ended March 31, 2015. The increase was primarily attributable to the growth of our sales and marketing team partially due to the acquisition of Avalere. The growth of our sales and marketing team was driven by our investment in additional sales personnel to focus on adding new clients and capturing an increased amount of our market opportunity.

Research and Development

        During the three months ended March 31, 2016, research and development expense increased by approximately $0.5 million, or 10%, compared with the three months ended March 31, 2015. The increase was primarily attributable to growth in employee-related expenses necessary to support our on-going investment in innovation and platform development compared to the prior period.

General and Administrative

        During the three months ended March 31, 2016, general and administrative expenses increased by approximately $12.3 million, or 51%, compared with the three months ended March 31, 2015. The increase in general and administrative expenses of $12.3 million includes incremental expenses that are not comparable to the prior year, comprised of $0.6 million for integration related severance costs, $3.2 million of post-acquisition contingent consideration expense related to the acquisition of Avalere, $0.2 million of incremental stock-based compensation expense, $0.1 million for employer taxes related to stock option awards exercised by employees, and $0.8 million of employee severance expenses. In addition, compared to the three months ended March 31, 2015, we increased our investment in incremental personnel to support our growth, including the acquisition of Avalere, resulting in an overall increase for employee-related expenses of $7.4 million.

Depreciation and Amortization

        During the three months ended March 31, 2016, depreciation and amortization expense increased by approximately $3.5 million, or 71%, compared with the three months ended March 31, 2015. The increase is attributable to $1.9 million amortization of intangible assets related to the acquisition of Avalere, and increased amortization of capitalized software of $1.6 million, as compared with the three months ended March 31, 2015.

Gain on Disposal of Equipment

        During the three months ended March 31, 2016, we replaced certain data-center equipment. The replacement of the equipment was covered under our insurance and the cost of our replacement equipment has since been reimbursed by our insurance carrier. As a result, the disposal of the equipment resulted in a gain of $0.5 million.

Interest Income

        During the three months ended March 31, 2016, interest income increased by approximately $1.4 million, compared with the three months ended March 31, 2015. Interest income for the three months ended March 31, 2016 is attributable to earnings derived from the Company's available-for-sale short-term investments.

Interest Expense

        During the three months ended March 31, 2016, interest expense increased by approximately $0.2 million, compared with the three months ended March 31, 2015. The increase was attributable to interest expense on our Term Loan Facility (as defined below).

Provision for Income Taxes

        During the three months ended March 31, 2016, provision for income taxes decreased by approximately $8.8 million, or 84%, compared to the three months ended March 31, 2015. The decrease was primarily driven by the decrease in income before taxes and to a lesser extent the effective tax rate of 41% for the three months ended March 31, 2016 compared to 43% in the same period of the prior year.

Liquidity and Capital Resources

  Sources of Liquidity

        Our principal sources of liquidity have been cash generated by operating activities, proceeds from our initial public offering and Credit Facilities. Our cash generated from such means has been sufficient to fund our growth, including our capital expenditures. As of March 31, 2016, our cash, cash equivalents and short-term investments totaled $738.5 million, of which $611.6 million represented short-term, available-for-sale, investment grade, domestic debt-securities, compared to $793.1 million of cash and cash equivalents as of March 31, 2015.

        We believe our current cash, cash equivalents, and short-term investments balance, expected cash generated by operating activities and availability of cash under our Credit Facilities is sufficient to fund our operations, finance our strategic initiatives, fund our investment in innovation and new service offerings, and fund our share repurchase program, for the foreseeable future. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our Credit Facilities.

  Debt

        On September 19, 2014, we entered into a Credit and Guaranty Agreement with a group of lenders including Goldman Sachs Bank USA, as administrative agent (the "Credit Agreement"). The terms of the Credit Agreement provide for credit facilities in the aggregate maximum principal amount of $400.0 million, consisting of a senior unsecured term loan facility in the original principal amount of $300.0 million (the "Term Loan Facility") and a senior unsecured revolving credit facility in the maximum principal amount of $100.0 million (the "Revolving Credit Facility" and, together with the Term Loan Facility, the "Credit Facilities"). As of March 31, 2016, we had outstanding indebtedness under the Term Loan Facility and capital lease obligations of $277.5 million and $0.4 million, respectively, and had outstanding indebtedness under our Term Loan Facility and capital lease obligations of $295.0 million and $0.1 million, respectively as of March 31, 2015. The Term Loan Facility has a five-year term. The Term Loan Facility is an amortizing facility with principal payments quarterly and interest payments monthly. A scheduled principal payment of $3.8 million and interest payments totaling $1.2 million were paid during the three months ended March 31, 2016. As of March 31, 2016, we were in compliance with the covenants under the Credit Agreement.

  Cash Flows

  Operating Cash Flow Activities

        Cash provided by operating activities during the three months ended March 31, 2016 was approximately $14.3 million, an increase in cash inflow of approximately $13.5 million compared with the three months ended March 31, 2015. Cash provided by operating activities was driven by net income of approximately $2.4 million, as adjusted for the exclusion of non-cash expenses totaling approximately $8.8 million, which was augmented by approximately $3.1 million related to the effect of changes in working capital and other balance sheet accounts.

  Investing Cash Flow Activities

        Cash used in investing activities in the three months ended March 31, 2016 was approximately $2.2 million, a decrease in cash outflow of approximately $4.3 million compared with the three months ended March 31, 2015. The cash used for investing purposes was primarily due to purchases of property and equipment of $4.1 million, investments in capitalized software of approximately $2.8 million, and was offset by proceeds generated from sales and maturities of available-for-sale securities, net of purchases, of approximately $4.6 million.

        We make investments in innovation, including research and development expense, capital software development costs, and research and development infrastructure investments, on a recurring basis. We expect our investment in innovation to increase in the foreseeable future to support our continued growth and new service offerings.

  Financing Cash Flow Activities

        Cash provided by financing activities during the three months ended March 31, 2016 was approximately $0.8 million, a decrease of approximately $635.4 million in cash inflow compared with the three months ended March 31, 2015. The cash provided by financing activities during the three months ended March 31, 2016 is primarily comprised of approximately $3.8 million of proceeds received from the exercise of stock options and $0.9 million of excess tax benefits from stock-based compensation, partially offset by $3.8 million for the repayment of credit facility borrowings and $0.2 million of employer tax payments related to the issuance of vested equity awards.

  Contractual Obligations

        During the three months ended March 31, 2016, there have been no material changes, outside of the ordinary course of business, in our contractual obligations previously disclosed under the caption "Contractual Obligations" in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016.

Off-Balance Sheet Arrangements

        As of March 31, 2016, we did not have any off-balance sheet arrangements.

Recently Issued Accounting Standards

        Recently issued accounting standards and their expected impact, if any, are discussed in Note 1, "Basis of Presentation", of the notes to our condensed consolidated financial statements, included under Item 1 within this Quarterly Report on Form 10-Q and in Note 2 "Summary of Significant Accounting Policies," in the notes to our consolidated financial statements, included under Item 15 within our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 26, 2016.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        Variable Rate Debt Risk.    Our variable rate debt includes our Term Loan Facility and our Revolving Credit Facility. As of March 31, 2016, we had $277.5 million outstanding under our Term Loan Facility at an effective interest rate of 1.7%. As a result, if market interest rates were to increase by 1.0%, or 100 basis points, interest expense would decrease future earnings and cash flows, net of estimated tax benefits, by approximately $1.6 million annually, assuming that we do not enter into contractual hedging arrangements. As of March 31, 2016, there was no balance outstanding on the Revolving Credit Facility.

        Marketable Securities Risk.    We had short-term investments totaling approximately $611.6 million as of March 31, 2016. This amount was invested primarily in marketable securities including corporate notes and bonds, U.S. agency obligations, commercial paper, U.S. treasury securities, certificates of deposit and money market funds. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

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

        An immediate increase of 100-basis points in interest rates would have resulted in an approximate $4.9 million market value reduction in our investment portfolio as of March 31, 2016. An immediate decrease of 100-basis points in interest rates would have increased the market value by approximately $10.3 million as of March 31, 2016. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in accumulated other comprehensive income (loss), and are realized only if we sell the underlying securities prior to their maturity.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer ("CEO") and chief financial officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that, as of March 31, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control

        There have been no changes in the our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

        For a discussion of potential risks and uncertainties related to our Company see the information in Part I, Item 1A ("Risk Factors") of our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

  Unregistered Sales of Equity Securities

        None.

  Use of Proceeds from Registered Securities

        On February 18, 2015, we completed our initial public offering ("IPO") of 22,222,222 shares of Class A common stock and, upon the underwriters' exercise of their option to purchase additional shares, issued an additional 3,142,581 shares of Class A common stock for a total of 25,364,803 shares issued. All of the shares issued in the IPO were primary shares offered by us as none of our stockholders sold any shares in the IPO. The offering price of the shares sold in the IPO was $27.00 per share, resulting in net proceeds to us, after underwriters' discounts and commissions and other expenses payable by us, of $639.1 million. All of the shares were sold pursuant to our registration statement on Form S-1, as amended (File No. 333-201321), that was declared effective by the SEC on February 11, 2015. Goldman, Sachs & Co., Morgan Stanley & Co. LLC, and Citigroup Global Markets Inc. acted as joint book-running managers for the IPO and as representatives of the underwriters. The principal purposes of our IPO were to create a public market for our Class A common stock and thereby enable future access to the public equity markets by us and our stockholders, and obtain additional capital. On September 1, 2015, we used approximately $126.2 million of the net proceeds from the IPO to complete the acquisition of Avalere. We intend to use the remaining net proceeds to us from our IPO for working capital and other general corporate purposes; other than funding the share repurchase program, we do not currently have any specific uses of the remaining net proceeds. Additionally, we may use a portion of the remaining net proceeds for additional acquisitions of complementary businesses, technologies, or other assets, or to repay outstanding indebtedness.

  Purchases of Equity Securities by the Issuer or Affiliated Purchasers

        The following table sets forth certain information with respect to common stock purchased by the Company for the three-month period ended March 31, 2016.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs
January	—		—	—	—
February	33,148	(1)	$17.96	—	—
March	—		—	—	—

Total	33,148	(1)	$17.96	—	—

(1)
On February 29, 2016, we directed the administrator of the Company's Employee Stock Purchase Plan ("ESPP") to purchase 33,148 shares of Class A common stock in the open market for a total of approximately $0.6 million, for issuance to the ESPP participants at a discounted price of $14.61 per share. The Company may, in its discretion, based on market conditions, relative transaction costs and the Company's need for additional capital, continue to instruct the plan administrator to make semi-annual open market purchases of Class A common stock for ESPP participants to coincide with the ESPP's designated semi-annual purchase dates.

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

Date: May 5, 2016	INOVALON HOLDINGS, INC.
	By:	/s/ KEITH R. DUNLEAVY, M.D. Keith R. Dunleavy, M.D. Chief Executive Officer and Chairman (Principal Executive Officer)
	By:	/s/ THOMAS R. KLOSTER Thomas R. Kloster Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)