Form 10-Q
period 2016-06-30
Inovalon Holdings, Inc.
filed 2016-08-04
CIK 1619954

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
or
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

        As of July 31, 2016, the registrant had 67,780,585 shares of Class A common stock outstanding and 84,655,525 shares of Class B common stock outstanding.

INOVALON HOLDINGS, INC.

FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016

PART I—FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

INOVALON HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value amounts)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$159,795	$114,034
Short-term investments	584,088	614,130
Accounts receivable (net of allowances of $1,460 and $1,022 at June 30, 2016 and December 31, 2015, respectively)	94,772	81,305
Prepaid expenses and other current assets	17,124	16,162
Income tax receivable	9,879	18,377

Total current assets	865,658	844,008
Non-current assets:
Property, equipment and capitalized software, net	68,456	65,031
Goodwill	137,733	137,733
Intangible assets, net	58,201	61,855
Other assets	3,962	4,250

Total assets	$1,134,010	$1,112,877

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,699	$21,136
Accrued compensation	14,103	13,538
Other current liabilities	16,802	11,444
Deferred revenue	6,456	5,507
Deferred rent	931	797
Credit facilities	22,500	15,000
Capital lease obligation	110	109

Total current liabilities	72,601	67,531
Non-current liabilities:
Credit facilities, less current portion	251,250	266,250
Capital lease obligation, less current portion	270	296
Deferred rent	1,960	2,446
Deferred income taxes	38,116	37,198

Total liabilities	364,197	373,721

Commitments and contingencies (Note 5)
Stockholders' equity:
Common stock, $0.000005 par value, 900,000,000 shares authorized, zero shares issued and outstanding at each of June 30, 2016 and December 31, 2015, respectively	—	—
Class A common stock, $0.000005 par value, 750,000,000 shares authorized, 67,550,585 and 53,482,669 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	—	—
Class B common stock, $0.000005 par value, 150,000,000 shares authorized, 84,885,525 and 98,230,363 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	1	1
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, zero shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	—	—
Additional paid-in-capital	502,717	493,197
Retained earnings	266,156	247,540
Other comprehensive income (loss)	939	(1,582)

Total stockholders' equity	769,813	739,156

Total liabilities and stockholders' equity	$1,134,010	$1,112,877

See notes to condensed consolidated financial statements.

INOVALON HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per-share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$123,825	$117,618	$226,482	$211,251
Expenses:
Cost of revenue(1)	43,214	33,602	85,137	65,453
Sales and marketing(1)	6,116	2,377	12,675	4,227
Research and development(1)	7,711	5,504	13,643	10,915
General and administrative(1)	31,461	25,327	68,013	49,585
Depreciation and amortization	8,496	4,812	16,890	9,727

Total operating expenses	96,998	71,622	196,358	139,907

Income from operations	26,827	45,996	30,124	71,344

Other income and (expenses):
Realized losses on short-term investments	(1)	—	(5)	—
Gain on disposal of equipment	—	—	534	—
Interest income	1,532	615	2,974	623
Interest expense	(1,245)	(1,105)	(2,504)	(2,208)

Income before taxes	27,113	45,506	31,123	69,759
Provision for income taxes	10,862	19,370	12,507	29,864

Net income	$16,251	$26,136	$18,616	$39,895

Net income attributable to common stockholders, basic and diluted	$16,179	$26,131	$18,537	$39,891

Net income per share attributable to common stockholders, basic and diluted:
Basic net income per share	$0.11	$0.18	$0.12	$0.28

Diluted net income per share	$0.11	$0.17	$0.12	$0.27

Weighted average shares of common stock outstanding:
Basic	151,712	147,648	151,497	141,524

Diluted	152,706	151,299	152,548	145,149

(1)
Includes stock-based compensation expense as follows:

Cost of revenue	$121	$29	$240	$57
Sales and marketing	152	41	306	56
Research and development	499	298	741	660
General and administrative	1,364	1,554	2,941	2,921

Total stock-based compensation expense	$2,136	$1,922	$4,228	$3,694

See notes to condensed consolidated financial statements.

INOVALON HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$16,251	$26,136	$18,616	$39,895
Other comprehensive income:
Realized losses on short-term investments reclassified from accumulated other comprehensive income, net of tax of ($1), $0, ($2), and $0, respectively	—	—	3	—
Net change in unrealized gains and (losses) on available-for-sale investments, net of tax of ($1,242), $0, ($1,802) and $0, respectively	133	(1,652)	2,518	(1,652)

Comprehensive income	$16,384	$24,484	$21,137	$38,243

See notes to condensed consolidated financial statements

INOVALON HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$18,616	$39,895
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	4,228	3,694
Depreciation	13,236	8,924
Amortization of intangibles	3,654	803
Amortization of premiums on short-term investments	1,752	455
Realized losses on short-term investments	5	—
Tax payments for equity award issuances	95	—
Deferred income taxes	(654)	(2,795)
Excess tax benefits from stock-based compensation	(1,068)	—
Loss on disposal of long-lived assets	—	4
Gain on disposal of equipment	(534)	—
Changes in assets and liabilities:
Accounts receivable	(13,467)	(43,021)
Prepaid expenses and other current assets	(960)	(1,499)
Income taxes receivable	9,471	6,797
Other assets	56	308
Accounts payable	(7,655)	(139)
Accrued compensation	(228)	(712)
Other liabilities	5,262	19
Deferred rent	(352)	(241)
Deferred revenue	949	(1,471)
Income taxes payable	—	8,715

Net cash provided by operating activities	32,406	19,736

Cash flows from investing activities:
Purchases of short-term investments	(132,157)	(611,095)
Sales and maturities of short-term investments	164,767	6,429
Purchases of property and equipment	(8,263)	(2,391)
Investment in capitalized software	(8,849)	(10,282)

Net cash provided by (used in) investing activities	15,498	(617,339)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of underwriters' discount	—	362,082
Proceeds from issuance of treasury stock, net of underwriters' discount	—	282,172
Payment of offering costs	—	(5,182)
Repayment of credit facility borrowings	(7,500)	(10,000)
Proceeds from exercise of stock options	4,415	227
Capital lease obligations paid	(31)	(53)
Tax payments for equity award issuances	(95)	—
Excess tax benefits from share-based compensation	1,068	223

Net cash (used in) provided by financing activities	(2,143)	629,469

Increase in cash and cash equivalents	45,761	31,866
Cash and cash equivalents, beginning of period	114,034	162,567

Cash and cash equivalents, end of period	$159,795	$194,433

Supplementary cash flow disclosure:
Cash paid during the period for:
Income taxes, net of refunds	$3,594	$16,924
Interest	2,380	2,189
Non-cash investing activities:
Capital lease obligations incurred	—	175
Accounts payable for purchases of and investment in property, equipment and capitalized software	376	1,576
Accrued compensation for investment in capitalized software	226	297

See notes to condensed consolidated financial statements.

INOVALON HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared by Inovalon Holdings, Inc. (the "Company") in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial reporting and as required by Rule 10-01 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements may not include all of the information and notes required by GAAP for audited financial statements. In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of items of a normal and recurring nature, necessary to present fairly the Company's financial position as of June 30, 2016 and the results of operations, comprehensive income and cash flows for the three and six month periods ended June 30, 2016 and 2015. The results of operations for the three and six month periods ended June 30, 2016 and 2015 are not necessarily indicative of the results to be expected for the full year. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities, disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. Actual results could differ from management's estimates, and such differences could be material to the Company's unaudited condensed consolidated financial position and results of operations.

        The accompanying unaudited condensed consolidated financial statements include the accounts of Inovalon Holdings, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

        In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 requires the identification of arrangements that should be accounted for as leases by lessees. This guidance is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. In general, for lease arrangements exceeding a twelve month term, these arrangements will be recognized as assets and liabilities on the balance sheet of the lessee. Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption of ASU 2016-02 will be calculated using the applicable incremental borrowing rate at the date of adoption. In addition, ASU 2016-02 requires the use of the modified retrospective method, which will require adjustment to all comparative periods presented in the consolidated financial statements. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and note disclosures.

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

        The Company has issued RSAs under the 2015 Omnibus Incentive Plan. The Company considers issued and unvested RSAs to be participating securities as the holders of these RSAs have a non-forfeitable right to dividends in the event of the Company's declaration of a dividend on shares of Class A and Class B common stock. Subsequent to the issuance of the participating securities, the Company applied the two-class method required in calculating net income per share of Class A and Class B common stock. Under the two-class method, net income attributable to common stockholders is determined by allocating undistributed earnings, calculated as net income, less earnings attributable to participating securities. The net income per share attributable to common stockholders is allocated based on the contractual participation rights of the Class A common stock and Class B common stock as if the income for the period has been distributed. As the liquidation and dividend rights are identical for both classes of common stock, the net income attributable to common stockholders is allocated on a proportionate basis.

INOVALON HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. NET INCOME PER SHARE (in thousands, except per share amounts) (Continued)

        The following table reconciles the weighted average shares outstanding for basic and diluted EPS for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic
Numerator:
Net income	$16,251	$26,136	$18,616	$39,895
Undistributed earnings allocated to participating securities	72	5	79	4

Net income attributable to common stockholders—basic	$16,179	$26,131	$18,537	$39,891

Denominator:
Weighted average shares used in computing net income per share attributable to common stockholders—basic	151,712	147,648	151,497	141,524

Net income per share attributable to common stockholders—basic	$0.11	$0.18	$0.12	$0.28

Diluted
Numerator:
Net income attributable to common stockholders—diluted	$16,179	$26,131	$18,537	$39,891

Denominator:
Number of shares used for basic EPS computation	151,712	147,648	151,497	141,524
Effect of dilutive securities	994	3,651	1,051	3,625

Weighted average shares used in computing net income per share attributable to common stockholders—diluted	152,706	151,299	152,548	145,149

Net income per share attributable to common stockholders—diluted	$0.11	$0.17	$0.12	$0.27

        The computation of diluted EPS does not include certain unvested awards, on a weighted average basis, for the three and six months ended June 30, 2016 and 2015, respectively, because their inclusion would have an anti-dilutive effect on EPS. The awards excluded because of their anti-dilutive effect are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Awards excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive	116	103	131	63

INOVALON HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. SHORT-TERM INVESTMENTS (in thousands)

        As of June 30, 2016, short-term investments consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Corporate notes and bonds	$403,094	$1,480	$(135)	$404,439
U.S. agency obligations	82,969	79	(1)	83,047
U.S. treasury securities	74,741	185	(1)	74,925
Commercial paper	16,869	3	(3)	16,869
Certificates of deposit	4,803	5	—	4,808

Total available-for-sale securities	$582,476	$1,752	$(140)	$584,088

        As of December 31, 2015, short-term investments consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Corporate notes and bonds	$390,185	$12	$(2,321)	$387,876
U.S. agency obligations	121,521	11	(203)	121,329
U.S. treasury securities	60,362	2	(179)	60,185
Commercial paper	36,849	—	(28)	36,821
Certificates of deposit	7,928	—	(9)	7,919

Total available-for-sale securities	$616,845	$25	$(2,740)	$614,130

        The following table summarizes the estimated fair value of our short-term investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of the dates shown:

	June 30, 2016	December 31, 2015
Due in one year or less	$223,684	$206,679
Due after one year through three years	360,404	407,451

Total	$584,088	$614,130

        The Company has certain available-for-sale securities in a gross unrealized loss position. The Company reviews its debt securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial position and near-term prospects of the issuer and the Company's intent to sell, or whether it is more likely than not the Company will be required to sell the investment before recovery of the investment's amortized-cost basis. If the Company determines that an other-than-temporary decline exists, or if write downs related to credit losses are necessary, in one of these securities, the unrealized losses attributable to the respective investment would be reclassified to realized losses on short-term investments within the statement of operations. There were no impairments considered other-than-temporary as of June 30, 2016.

INOVALON HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. SHORT-TERM INVESTMENTS (in thousands) (Continued)

        The following table shows the fair values and the gross unrealized losses of available-for-sale securities that have been in a gross unrealized loss position, aggregated by investment category as of June 30, 2016:

	Estimated Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$145,463	$(135)
U.S. agency obligations	12,056	(1)
U.S. treasury securities	708	(1)
Commercial paper	4,959	(3)

	$163,186	$(140)

4. FAIR VALUE MEASUREMENTS (in thousands)

        The following table presents the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2016:

	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market funds	$49,696	$—	$—	$49,696
Short-term investments:
Corporate notes and bonds	—	404,439	—	404,439
U.S. agency obligations	—	83,047	—	83,047
U.S. treasury securities	—	74,925	—	74,925
Commercial paper	—	16,869	—	16,869
Certificates of deposit	—	4,808	—	4,808
Other Current Liabilities:
Contingent consideration	—	—	(2,889)	(2,889)

Total	$49,696	$584,088	$(2,889)	$630,895

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

        On September 1, 2015, the Company recorded contingent consideration at its fair value in conjunction with the acquisition of Avalere Health, Inc. The Company determines fair value of its contingent consideration, using Level 3 inputs under the fair value hierarchy, consisting of information provided by observing certain operating metrics along with management's own assumptions. The Company adjusts the estimated fair value of its contingent consideration quarterly, if there is a change in the aforementioned factors considered in determining the fair value of the contingent consideration. The change in value, if any, is reflected in the Company's unaudited condensed consolidated statements of income as gain (loss) from contingent consideration valuation as a component of general and administrative expenses. For the six months ended June 30, 2016 the fair value of the contingent consideration increased approximately $589.

5. COMMITMENTS AND CONTINGENCIES (in thousands)

        Legal Proceedings—From time to time the Company is involved in various litigation matters arising out of the normal course of business. The Company consults with legal counsel on those issues related to litigation and seeks input from other experts and advisors with respect to such matters. Estimating the probable losses or a range of probable losses resulting from litigation, government actions and other legal proceedings is inherently difficult and requires an extensive degree of judgment, particularly where the matters involve indeterminate claims for monetary damages, may involve discretionary amounts, present novel legal theories, are in the early stages of the proceedings, or are subject to appeal. Whether any losses, damages or remedies ultimately resulting from such matters could reasonably have a material effect on the Company's business, financial condition, results of operations, or cash flows will depend on a number of variables, including, for example, the timing and amount of such losses or damages (if any) and the structure and type of any such remedies. The Company's management does not presently expect any litigation matters to have a material adverse impact on the condensed consolidated financial statements of the Company.

INOVALON HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. COMMITMENTS AND CONTINGENCIES (in thousands) (Continued)

        On June 24, 2016, a purported securities class action complaint (Xiang v. Inovalon Holdings, Inc., et.al., No. 1:16-cv-04923) was filed in the United States District Court for the Southern District of New York against the Company, certain officers, directors and underwriters in the Company's initial public offering. The complaint is brought on behalf of a purported class consisting of all persons or entities who purchased shares of the Company's Class A common stock pursuant or traceable to the Registration Statement issued in connection with the Company's initial public offering on February 18, 2015. The complaint asserts violations of Sections 11 and 15 of the Securities Act based on allegedly false or misleading statements and omissions with respect to, among other things, the Company's revenues from sales in the city and state of New York and the Company's effective tax rate. The complaint seeks certification as a class action and unspecified compensatory damages plus interest and attorneys' fees. On June 28, 2016, an identical complaint to the Xiang complaint (Patel v. Inovalon Holdings, Inc., et. al., No. 1:16-cv-05065) was filed in the same court. On July 5, 2016, the court consolidated the Xiang and Patel actions. The Company believes that the claims against it and its officers and directors are without merit, and the Company and the named officers and directors intend to defend themselves vigorously. In light of, among other things, the early stage of the litigation, the Company is unable to predict the outcome of these consolidated actions and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from an unfavorable outcome.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission (the "SEC") on February 26, 2016. Unless we otherwise indicate or the context requires, references to the "Company," "Inovalon," "we," "our," and "us" refer to Inovalon Holdings, Inc. and its consolidated subsidiaries.

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

        Our large proprietary datasets, advanced integration technologies, sophisticated predictive analytics, and deep subject matter expertise allow us to provide seamless, end-to-end platforms that bring the benefits of big data and large-scale analytics to the point of care. Our data analytics platforms identify gaps in care, quality, data integrity, and financial performance in our clients' datasets. Our data-driven intervention platforms enable our clients to take the insights derived from the analytics and implement unique, patient-level solutions, drive impact and enhance patient engagement. Through these capabilities, and those of our subsidiary, Avalere Health, Inc. ("Avalere"), which offers data-driven advisory services and business intelligence to more than 200 pharmaceutical and life sciences enterprises, as well as an extensive array of client relationships with payors, providers and research institutions, we are able to drive high-value impact, improving quality and economics for health plans, accountable care organizations ("ACOs"), hospitals, physicians, consumers and pharma/life-sciences researchers.

        We generate the substantial majority of our revenue through the sale or subscription licensing of our cloud-based data analytics and data-driven intervention platform services.

        For the three and six months ended June 30, 2016, we generated revenue of $123.8 million and $226.5 million, respectively, from the sale of our services compared to $117.6 million and $211.3 million for the three and six months ended June 30, 2015, respectively. Given the scope of our market opportunity, we have historically invested more each year on innovation and infrastructure, in order to support our growth.

Share Repurchase Program Authorization

        On May 4, 2016, we announced that our Board of Directors has authorized a program to repurchase up to $100 million of Inovalon's Class A common stock through December 31, 2016. Repurchases under the Company's share repurchase program will be made in open-market or privately negotiated transactions in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements, and other relevant factors. The share repurchase program does not obligate us to acquire any particular amount of Class A common stock. As of June 30, 2016, we had not made any share repurchases pursuant to the share repurchase program.

 Quarterly Key Metrics

        We review certain metrics quarterly, including the key metrics shown in the table below. We believe that these metrics are indicative of our overall level of analytical activity and the underlying growth in our business.

	As of June 30,
	2016	2015
	(in thousands)
MORE[2] Registry® dataset metrics(1)
Unique patient count(2)	137,490	123,385
Medical event count(3)	11,755,048	9,761,208
Trailing 12 month Patient Analytics Months (PAM)(1)(4)	24,267,703	18,791,504

(1)
MORE2 Registry® dataset metrics and Trailing 12 month PAM, each of which is presented in the table, are key operating metrics that management uses to assess our level of operational activity. While we believe that each of these metrics is indicative of our overall level of analytical activity and the underlying growth in our business, increases or decreases in these metrics do not necessarily correlate to proportional increases or decreases in revenue, or net income. For instance, although increased levels of analytical activity historically have corresponded to increases in revenue over the long term, differences in fees charged for different analytical packages exist and differences in how analytics trigger the applicability of our data-driven intervention platforms may result in increases in analytical activity that do not result in proportional increases in revenue, or net income (and vice versa). Accordingly, while we believe the presentation of these operating metrics is helpful to investors in understanding our business, these metrics have limitations and should not be considered as substitutes for analysis of our financial results reported under generally accepted accounting principles ("GAAP"). In addition, we believe that other companies, including companies in our industry, do not present similar operating metrics and that there is no commonly accepted method of calculating these metrics, which may reduce their usefulness as comparative measures.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Investment in Innovation:
Research and development(1)	$7,711	$5,504	$13,643	$10,915
Capitalized software development(2)	6,232	5,237	11,532	9,745
Research and development infrastructure investments(3)	2,600	439	2,979	539

Total investment in innovation	$16,543	$11,180	$28,154	$21,199

As a percentage of revenue
Research and development(1)	6%	5%	6%	5%
Capitalized software development(2)	5%	5%	5%	5%
Research and development infrastructure investments(3)	2%	0%	1%	0%

Total investment in innovation	13%	10%	12%	10%

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

        Seasonality.    The nature of our customers' end-market results in seasonality reflected in both revenue and cost of revenue differences during the year. Regulatory impact of data submission deadlines in, for example, March, June, September, and January drive timing of analytics and data processing activity variances from quarter to quarter. Further, regulatory clinical encounter deadlines of June 30th and December 31st drive intervention concentrations variances from quarter to quarter. The timing of these factors results in analytical and intervention activity mix variances which impact financial performance from quarter to quarter.

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

        Shift to Fully Automated Data-Driven Intervention Platform Services.    The proportion of our revenue derived from pure data analytics and fully automated data-driven intervention platform services revenue is expected to continue to expand over time as a percentage of total revenue as a result of our continued expansion of our cloud-based interconnectivity technologies and the continued expansion of interconnectivity within the healthcare landscape. In order to drive value for our clients and serve them irrespective of their level of connectivity, we continue to provide cloud-based partially automated data-driven intervention platform services, converting the performance of such services to cloud-based fully automated data-driven intervention platform services wherever possible. As the healthcare infrastructure becomes more interconnected and our integration and interconnectivity technologies continue to expand, enabled by our continued investment in innovation, we believe that we will be able to achieve more rapid implementation, and greater value impact, at more efficient costs.

Critical Accounting Policies

        Our discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. In connection with the preparation of our unaudited condensed consolidated financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. We base our assumptions, estimates, and judgments on historical experience, current trends, and other factors we believe to be relevant at the time we prepare our unaudited condensed consolidated financial statements. The accounting estimates used in the preparation of our unaudited condensed consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained, and as our operating environment changes. On a regular basis, we review the accounting policies, assumptions, and evaluate and update our assumptions, estimates, and judgments to ensure that our unaudited condensed consolidated financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

        Critical accounting policies are those policies that affect our more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements. For a more detailed discussion of our critical accounting policies, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on February 26, 2016.

Components of Results of Operations

Revenue

        We earn revenue primarily through the sale or subscription licensing of our cloud-based data analytics, data-driven intervention platform services, and our advisory services and business intelligence solutions.

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

        Advisory service and business intelligence solutions revenue represents revenue that is generated from strategic advisory, analysis and educational services. Revenue from our advisory services arrangements is generally provided under time and materials, fixed-price, or retainer-based contracts, based on contractually negotiated prices for each such arrangement.

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

        Our business and operational models are designed to be highly scalable and leverage variable costs to support revenue generating activities. While we expect to grow our headcount over time to capitalize on our market opportunities, we believe our increased investment in automation, electronic health record integration capabilities, and economies of scale in our operating model, will position us to grow our cloud-based data analytics and cloud-based data-driven intervention platform services revenue at a greater rate than our cost of revenue, over time, excluding the impact of stock-based compensation expense.

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

Interest Expense

        Interest expense represents interest incurred on our Credit Facilities (as defined below, under the heading "Debt").

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

 RESULTS OF OPERATIONS

        The following table sets forth our consolidated statement of operations data for each of the periods presented (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
			Change from 2015 to 2016				Change from 2015 to 2016
	2016	2015	$	%	2016	2015	$	%
Revenue	$123,825	$117,618	$6,207	5%	$226,482	$211,251	$15,231	7%
Expenses:
Cost of revenue(1)	43,214	33,602	9,612	29%	85,137	65,453	19,684	30%
Sales and marketing(1)	6,116	2,377	3,739	157%	12,675	4,227	8,448	200%
Research and development(1)	7,711	5,504	2,207	40%	13,643	10,915	2,728	25%
General and administrative(1)	31,461	25,327	6,134	24%	68,013	49,585	18,428	37%
Depreciation and amortization	8,496	4,812	3,684	77%	16,890	9,727	7,163	74%

Total operating expenses	96,998	71,622	25,376	35%	196,358	139,907	56,451	40%

Income from operations	26,827	45,996	(19,169)	(42)%	30,124	71,344	(41,220)	(58)%

Other income and (expenses):
Realized losses on short-term investments	(1)	—	(1)	*	(5)	—	(5)	*
Gain on disposal of equipment	—	—	—	*	534	—	534	*
Interest income	1,532	615	917	149%	2,974	623	2,351	377%
Interest expense	(1,245)	(1,105)	(140)	13%	(2,504)	(2,208)	(296)	13%

Income before taxes	27,113	45,506	(18,393)	(40)%	31,123	69,759	(38,636)	(55)%
Provision for income taxes	10,862	19,370	(8,508)	(44)%	12,507	29,864	(17,357)	(58)%

Net income	$16,251	$26,136	$(9,885)	(38)%	$18,616	$39,895	$(21,279)	(53)%

(1)
Includes stock-based compensation expense as follows:

Cost of revenue	$121	$29	$92	317%	$240	$57	$183	321%
Sales and marketing	152	41	111	271%	306	56	250	446%
Research and development	499	298	201	67%	741	660	81	12%
General and administrative	1,364	1,554	(190)	(12)%	2,941	2,921	20	1%

Total stock-based compensation expense	$2,136	$1,922	$214	11%	$4,228	$3,694	$534	14%

*
Asterisk denotes not meaningful.

        The following table sets forth our consolidated statement of operations data for each of the periods presented as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	100%	100%	100%	100%
Expenses:
Cost of revenue	35%	29%	38%	31%
Sales and marketing	5%	2%	6%	2%
Research and development	6%	5%	6%	5%
General and administrative	25%	21%	30%	23%
Depreciation and amortization	7%	4%	7%	5%

Total operating expenses	78%	61%	87%	66%

Income from operations	22%	39%	13%	34%

Other income and (expenses):
Realized losses on short-term investments	*	—%	*	—%
Gain on disposal of equipment	—%	—%	*	—%
Interest income	1%	1%	1%	—%
Interest expense	(1)%	(1)%	(1)%	(1)%

Income before taxes	22%	39%	13%	33%
Provision for income taxes	9%	16%	5%	14%

Net income	13%	23%	8%	19%

*
Asterisk denotes not meaningful.

Comparison of the Three and Six Months Ended June 30, 2016 and 2015

Revenue

        Revenue during the three months ended June 30, 2016 increased by approximately $6.2 million, or 5%, compared with the three months ended June 30, 2015. The increase was primarily attributable to revenue from new clients of $17.3 million along with a net decrease of $11.1 million in revenue from existing clients.

        Revenue during the six months ended June 30, 2016 increased by approximately $15.2 million, or 7%, compared with the six months ended June 30, 2015. The increase was primarily attributable to revenue from new clients of $31.1 million along with a net decrease of $15.9 million in revenue from existing clients.

Cost of Revenue

        During the three months ended June 30, 2016, cost of revenue increased by approximately $9.6 million, or 29%, compared with the three months ended June 30, 2015. The $9.6 million increase in cost of revenue was primarily due to the corresponding increase in revenue of $6.2 million, or 5%, and the composition of a greater volume of data-driven intervention platform services as a percentage of revenue, and also resulted from a $3.8 million increase in employee-related expenses attributable to the September 2015 acquired data-driven advisory services business. Cost of revenue as a percentage of revenue was 35% and 29% for the three months ended June 30, 2016 and 2015, respectively.

        During the six months ended June 30, 2016, cost of revenue increased by approximately $19.7 million, or 30%, compared with the six months ended June 30, 2015. The $19.7 million increase in cost of revenue was primarily due to the corresponding increase in revenue of $15.2 million, or 7%, and the composition of a greater volume of data-driven intervention platform services as a percentage of revenue, and also resulted from a $7.4 million increase in employee-related expenses attributable to the September 2015 acquired data-driven advisory services business. Cost of revenue as a percentage of revenue was 38% and 31% for the six months ended June 30, 2016 and 2015, respectively.

Sales and Marketing

        During the three months ended June 30, 2016, sales and marketing expenses increased by approximately $3.7 million, or 157%, compared with the three months ended June 30, 2015. The increase was primarily attributable to our investment in the growth of our sales team and related sales infrastructure tools, and partially due to the September 2015 acquired data-driven advisory services business. The growth of our sales and marketing team was driven by our investment in new sales personnel to focus on adding new clients and capturing an increased amount of the market opportunity.

        During the six months ended June 30, 2016, sales and marketing expenses increased by approximately $8.4 million, or 200%, compared with the six months ended June 30, 2015. The increase was primarily attributable to our investment in the growth of our sales team and related sales infrastructure tools, and partially due to the September 2015 acquired data-driven advisory services business. The growth of our sales and marketing team was driven by our investment in new sales personnel to focus on adding new clients and capturing an increased amount of the market opportunity.

Research and Development

        During the three months ended June 30, 2016, research and development expense increased by approximately $2.2 million, or 40%, compared with the three months ended June 30, 2015. The increase was primarily attributable to growth in employee-related expenses necessary to support our on-going investment in innovation and platform development compared to the prior period.

        During the six months ended June 30, 2016, research and development expense increased by approximately $2.7 million, or 25%, compared with the six months ended June 30, 2015. The increase was primarily attributable to growth in employee-related expenses necessary to support our on-going investment in innovation and platform development compared to the prior period.

General and Administrative

        During the three months ended June 30, 2016, general and administrative expenses increased by approximately $6.1 million, or 24%, compared with the three months ended June 30, 2015. The increase in general and administrative expenses of approximately $6.1 million includes incremental expenses that are not comparable to the prior year, comprised of approximately $3.2 million of post-acquisition contingent consideration expense related to the September 2015 acquired data-driven advisory services business. In addition, compared with the three months ended June 30, 2015, we increased our investment in incremental personnel and infrastructure to support our growth, including the September 2015 acquired data-driven advisory services business, resulting in an overall increase for employee-related expenses of approximately $0.4 million and an increase in infrastructure-related expenses of approximately $2.5 million.

        During the six months ended June 30, 2016, general and administrative expense increased by approximately $18.4 million, or 37%, compared with the six months ended June 30, 2015. The increase in general and administrative expenses of approximately $18.4 million includes incremental expenses that are not comparable to the prior year, comprised of approximately $6.4 million of post-acquisition contingent consideration expense related to the September 2015 acquired data-driven advisory services business, approximately $0.6 million of integration related severance costs and approximately $0.8 million of employee severance expenses. In addition, compared with the six months ended June 30, 2015, we increased our investment in incremental personnel and infrastructure to support our growth, including the September 2015 acquired data-driven advisory services business, resulting in an overall increase for employee-related expenses of approximately $6.1 million and an increase in infrastructure-related expenses of approximately $4.5 million.

Depreciation and Amortization

        During the three months ended June 30, 2016, depreciation and amortization expense increased by approximately $3.7 million, or 77%, compared with the three months ended June 30, 2015. The increase is primarily attributable to approximately $1.6 million amortization of intangible assets related to the acquisition of Avalere, $0.3 million of depreciation expense related to the acquisition of Avalere, and increased amortization of capitalized software of $1.7 million, as compared with the three months ended June 30, 2015.

        During the six months ended June 30, 2016, depreciation and amortization expense increased by approximately $7.2 million, or 74%, compared with the six months ended June 30, 2015. The increase is primarily attributable to approximately $2.9 million amortization of intangible assets related to the acquisition of Avalere, $0.6 million of depreciation expense related to the acquisition of Avalere, and increased amortization of capitalized software of $3.3 million, as compared with the three months ended June 30, 2015.

Gain on Disposal of Equipment

        During the three months ended June 30, 2016, there were no equipment disposals.

        During the six months ended June 30, 2016, we replaced certain data-center equipment. The replacement of the equipment was covered under our insurance and the cost of our replacement equipment was reimbursed by our insurance carrier. As a result, the disposal of the equipment resulted in a gain of $0.5 million.

Interest Income

        During the three and six months ended June 30, 2016, interest income increased by approximately $0.9 million and $2.4 million, compared with the three and six months ended June 30, 2015, respectively. Our interest income is primarily attributable to an increase in earnings derived from our available-for-sale short-term investments.

Interest Expense

        During the three and six months ended June 30, 2016, interest expense increased by approximately $0.1 million and $0.3 million, compared with the three and six months ended June 30, 2015, respectively. The increase was attributable to interest expense on our Term Loan Facility (as defined below, under the heading "Debt").

Provision for Income Taxes

        During the three months ended June 30, 2016, provision for income taxes decreased by approximately $8.5 million, or 44%, compared to the three months ended June 30, 2015. The decrease in income taxes was primarily attributable to a decrease in income before taxes.

        During the six months ended June 30, 2016, provision for income taxes decreased by approximately $17.4 million, or 58%, compared to the six months ended June 30, 2015. The decrease in income taxes was primarily attributable to a decrease in income before taxes.

Liquidity and Capital Resources

  Sources of Liquidity

        Our principal sources of liquidity have been cash generated by operating activities, proceeds from our initial public offering and Credit Facilities. Our cash generated from such means has been sufficient to fund our growth, including our capital expenditures. As of June 30, 2016, our cash, cash equivalents and short-term investments totaled $743.9 million, of which $584.1 million represented short-term, available-for-sale, investment grade, domestic debt-securities, compared to $797.0 million of cash, cash equivalents, and short-term investments as of June 30, 2015, of which $602.6 million represented short-term, available-for-sale, investment grade, domestic debt-securities.

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

  Debt

        On September 19, 2014, we entered into a Credit and Guaranty Agreement with a group of lenders including Goldman Sachs Bank USA, as administrative agent (the "Credit Agreement"). The terms of the Credit Agreement provide-for credit facilities in the aggregate maximum principal amount of $400.0 million, consisting of a senior unsecured term loan facility in the original principal amount of $300.0 million (the "Term Loan Facility") and a senior unsecured revolving credit facility in the maximum principal amount of $100.0 million (the "Revolving Credit Facility" and, together with the Term Loan Facility, the "Credit Facilities"). As of June 30, 2016, we had outstanding indebtedness under the Term Loan Facility and capital lease obligations of approximately $273.8 million and approximately $0.4 million, respectively, and had outstanding indebtedness under our Term Loan Facility and capital lease obligations of approximately $290.0 million and approximately $0.4 million, respectively, as of June 30, 2015. No amounts were outstanding under the Revolving Credit Facility as of June 30, 2016 or June 30, 2015. The Term Loan Facility has a five-year term. The Term Loan Facility is an amortizing facility with principal payments quarterly and interest payments monthly. Scheduled principal payments totaling $7.5 million and scheduled interest payments totaling $2.4 million were paid during the six months ended June 30, 2016. As of June 30, 2016, we were in compliance with the covenants under the Credit Agreement.

  Cash Flows

  Operating Cash Flow Activities

        Cash provided by operating activities during the six months ended June 30, 2016 was approximately $32.4 million, representing an increase in cash inflow of approximately $12.7 million compared with the six months ended June 30, 2015. Cash provided by operating activities was driven by net income of approximately $18.6 million, as adjusted for the exclusion of non-cash expenses totaling approximately $20.7 million, and offset by approximately $6.9 million related to the effect of changes in working capital and other balance sheet accounts.

  Investing Cash Flow Activities

        Cash provided by investing activities during the six months ended June 30, 2016 was approximately $15.5 million compared with cash used in investing activities of approximately $617.3 million during the six months ended June 30, 2015. The cash provided by investing activities was primarily due to proceeds generated from sales and maturities of available-for-sale securities, net of purchases, of approximately $32.6 million and was partially offset by approximately $17.1 million of investments in property and equipment and capitalized software.

        We make investments in innovation, including research and development expense, capital software development costs, and research and development infrastructure investments, on a recurring basis. We expect our investment in innovation to increase in the foreseeable future to support our continued growth and new service offerings.

  Financing Cash Flow Activities

        Cash used in financing activities during the six months ended June 30, 2016 was approximately $2.1 million, compared with cash provided by financing activities of approximately $629.5 million during the six months ended June 30, 2015. The cash used in financing activities during the six months ended June 30, 2016 was primarily comprised of approximately $7.5 million for the repayment of Credit Facility borrowings, offset by approximately $4.4 million of proceeds received from the exercise of stock options and approximately $1.1 million of excess tax benefits generated from stock-based compensation transactions.

  Contractual Obligations

        During the three and six months ended June 30, 2016, there have been no material changes, outside of the ordinary course of business, in our contractual obligations previously disclosed under the caption "Contractual Obligations" in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016.

Off-Balance Sheet Arrangements

        As of June 30, 2016, we did not have any off-balance sheet arrangements.

Recently Issued Accounting Standards

        Recently issued accounting standards and their expected impact, if any, are discussed in Note 1, "Basis of Presentation", in the notes to our unaudited condensed consolidated financial statements, included under Item 1 within this Quarterly Report on Form 10-Q and in Note 2, "Summary of Significant Accounting Policies," in the notes to our consolidated financial statements, included under Item 15 within our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 26, 2016.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        Variable Rate Debt Risk.    Our variable rate debt includes our Term Loan Facility and our Revolving Credit Facility. As of June 30, 2016, we had $273.8 million outstanding under our Term Loan Facility at an effective interest rate of 1.7%. As a result, if market interest rates were to increase by 1.0%, or 100 basis points, interest expense would decrease future earnings and cash flows, net of estimated tax benefits, by approximately $1.6 million annually, assuming that we do not enter into contractual hedging arrangements. As of June 30, 2016, there was no balance outstanding on the Revolving Credit Facility.

        Marketable Securities Risk.    We had short-term investments totaling approximately $584.1 million as of June 30, 2016. This amount was invested primarily in marketable securities including corporate notes and bonds, U.S. agency obligations, commercial paper, U.S. treasury securities, certificates of deposit and money market funds. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

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

        An immediate increase of 100-basis points in interest rates would have resulted in an approximate $4.3 million market value reduction in our investment portfolio as of June 30, 2016. An immediate decrease of 100-basis points in interest rates would have increased the market value by approximately $9.2 million as of June 30, 2016. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in accumulated other comprehensive income (loss), and are realized only if we sell the underlying securities prior to their maturity.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer ("CEO") and chief financial officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that, as of June 30, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control

        There have been no changes in the our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        See "Note 5—Commitments and Contingencies" in the Notes to the unaudited condensed consolidated financial statements.

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

  Purchases of Equity Securities by the Issuer or Affiliated Purchasers

        None.

Item 3.    Defaults Upon Senior Securities

        Not applicable.

Item 4.    Mine Safety Disclosures

        Not applicable.

Item 5.    Other Information

        None.

Item 6.    Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Document
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

Date: August 4, 2016	INOVALON HOLDINGS, INC.
	By:	/s/ KEITH R. DUNLEAVY, M.D. Keith R. Dunleavy, M.D. Chief Executive Officer & Chairman (Principal Executive Officer)
	By:	/s/ THOMAS R. KLOSTER Thomas R. Kloster Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)