Form 10-Q
period 2016-09-30
Inovalon Holdings, Inc.
filed 2016-11-03
CIK 1619954

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
or
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

        As of October 31, 2016, the registrant had 63,056,269 shares of Class A common stock outstanding and 83,970,518 shares of Class B common stock outstanding.

INOVALON HOLDINGS, INC.

FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016

PART I—FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

INOVALON HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value amounts)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$214,386	$114,034
Short-term investments	498,935	614,130
Accounts receivable (net of allowances of $2,096 and $1,022 at September 30, 2016 and December 31, 2015, respectively)	79,894	81,305
Prepaid expenses and other current assets	8,767	16,162
Income tax receivable	11,806	18,377

Total current assets	813,788	844,008
Non-current assets:
Property, equipment and capitalized software, net	70,379	65,031
Goodwill	133,570	137,733
Intangible assets, net	56,429	61,855
Other assets	2,846	4,250

Total assets	$1,077,012	$1,112,877

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,890	$21,136
Accrued compensation	16,687	13,538
Other current liabilities	4,824	11,444
Deferred revenue	5,868	5,507
Deferred rent	977	797
Credit facilities	26,250	15,000
Capital lease obligation	112	109

Total current liabilities	68,608	67,531
Non-current liabilities:
Credit facilities, less current portion	243,750	266,250
Capital lease obligation, less current portion	242	296
Deferred rent	1,709	2,446
Deferred income taxes	34,084	37,198

Total liabilities	348,393	373,721

Commitments and contingencies (Note 5)
Stockholders' equity:
Common stock, $0.000005 par value, 900,000,000 shares authorized, zero shares issued and outstanding at each of September 30, 2016 and December 31, 2015, respectively	—	—
Class A common stock, $0.000005 par value, 750,000,000 shares authorized, 68,565,081 and 53,482,669 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	—	—
Class B common stock, $0.000005 par value, 150,000,000 shares authorized, 83,988,485 and 98,230,363 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	1	1
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, zero shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	—	—
Additional paid-in-capital	505,550	493,197
Retained earnings	273,963	247,540
Treasury stock, Class A common stock, at cost, 3,364,531 and zero shares at September 30, 2016 and December 31, 2015, respectively	(51,118)	—
Other comprehensive income (loss)	223	(1,582)

Total stockholders' equity	728,619	739,156

Total liabilities and stockholders' equity	$1,077,012	$1,112,877

See notes to condensed consolidated financial statements.

INOVALON HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per-share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$105,013	$105,459	$331,495	$316,710
Expenses:
Cost of revenue(1)	35,433	38,394	120,570	103,847
Sales and marketing(1)	7,037	3,946	19,712	8,173
Research and development(1)	7,404	6,283	21,047	17,198
General and administrative(1)	37,209	32,437	105,222	82,022
Depreciation and amortization	8,904	5,526	25,794	15,253

Total operating expenses	95,987	86,586	292,345	226,493

Income from operations	9,026	18,873	39,150	90,217

Other income and (expenses):
Realized gains (losses) on short-term investments	9	(329)	4	(329)
Gain on disposal of equipment	—	—	534	—
Interest income	1,450	1,184	4,424	1,807
Interest expense	(1,302)	(1,110)	(3,806)	(3,318)

Income before taxes	9,183	18,618	40,306	88,377
Provision for income taxes	1,376	8,498	13,883	38,362

Net income	$7,807	$10,120	$26,423	$50,015

Net income attributable to common stockholders, basic and diluted	$7,771	$10,115	$26,308	$50,003

Net income per share attributable to common stockholders, basic and diluted:
Basic net income per share	$0.05	$0.07	$0.17	$0.35

Diluted net income per share	$0.05	$0.07	$0.17	$0.34

Weighted average shares of common stock outstanding:
Basic	150,732	148,871	151,240	144,000

Diluted	151,562	151,835	152,122	147,409

(1)	Includes stock-based compensation expense as follows:
	Cost of revenue	$94	$28	$334	$85
	Sales and marketing	140	66	446	122
	Research and development	186	292	927	952
	General and administrative	1,704	1,619	4,645	4,540

	Total stock-based compensation expense	$2,124	$2,005	$6,352	$5,699

See notes to condensed consolidated financial statements.

INOVALON HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$7,807	$10,120	$26,423	$50,015
Other comprehensive income:
Realized losses on short-term investments reclassified from accumulated other comprehensive income, net of tax of $5, $0, $3, and $0, respectively	(10)	(329)	(7)	(329)
Net change in unrealized gains and (losses) on available-for-sale investments, net of tax of ($380), $0, ($2,182) and $0, respectively	832	849	3,350	(803)

Comprehensive income	$8,629	$10,640	$29,766	$48,883

See notes to condensed consolidated financial statements

INOVALON HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$26,423	$50,015
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	6,352	5,699
Depreciation	20,368	13,683
Amortization of intangibles	5,426	1,570
Amortization of premiums on short-term investments	2,502	1,315
Realized losses on short-term investments	(4)	329
Tax payments for equity award issuances	95	582
Deferred income taxes	(3,110)	(714)
Excess tax benefits from stock-based compensation	(1,135)	(16,039)
Loss on disposal of long-lived assets	—	116
Gain on disposal of equipment	(534)	—
Bad debt expense	79	—
Changes in assets and liabilities:
Accounts receivable	1,332	(36,581)
Prepaid expenses and other current assets	(3,604)	(1,628)
Income taxes receivable	7,677	4,663
Other assets	4,189	(1,895)
Accounts payable	(5,903)	4,890
Accrued compensation	2,090	18,691
Other liabilities	6,572	796
Deferred rent	(557)	(398)
Deferred revenue	361	(938)

Net cash provided by operating activities	68,619	44,156

Cash flows from investing activities:
Sales and maturities of short-term investments	280,547	233,130
Purchases of short-term investments	(164,737)	(783,485)
Purchases of property and equipment	(11,267)	(4,539)
Investment in capitalized software	(14,220)	(14,557)
Acquisition, net of cash acquired of $4,037	—	(114,015)
Escrow funding associated with acquisition	—	(7,875)
Proceeds from sale of property and equipment	—	(24)

Net cash provided by (used in) investing activities	90,323	(691,365)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of underwriters' discount	—	362,082
Proceeds from issuance of treasury stock, net of underwriters' discount	—	282,172
Payment of offering costs	—	(5,182)
Repurchase of common stock	(51,118)	—
Repayment of credit facility borrowings	(11,250)	(15,000)
Proceeds from exercise of stock options	5,111	11,702
Acquisition-related contingent consideration	(2,300)	—
Capital lease obligations paid	(31)	(82)
Tax payments for equity award issuances	(137)	(582)
Excess tax benefits from stock-based compensation	1,135	16,039

Net cash (used in) provided by financing activities	(58,590)	651,149

Increase in cash and cash equivalents	100,352	3,940
Cash and cash equivalents, beginning of period	114,034	162,567

Cash and cash equivalents, end of period	$214,386	$166,507

Supplementary cash flow disclosure:
Cash paid during the period for:
Income taxes, net of refunds	$10,014	$34,705
Interest	3,600	3,304
Non-cash investing activities:
Capital lease obligations incurred	—	175
Accounts payable for purchases of and investment in property, equipment and capitalized software	816	2,089
Accrued compensation for investment in capitalized software	492	910

See notes to condensed consolidated financial statements.

INOVALON HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared by Inovalon Holdings, Inc. (the "Company") in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial reporting and as required by Rule 10-01 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements may not include all of the information and notes required by GAAP for audited financial statements. The year-end December 31, 2015 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP for complete financial statements. In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of items of a normal and recurring nature, necessary to present fairly the Company's financial position as of September 30, 2016, and the results of operations, and comprehensive income for the three and nine month periods ended September 30, 2016 and 2015, and cash flows for the nine months ended September 30, 2016 and 2015. The results of operations for the three and nine month periods ended September 30, 2016 and 2015 are not necessarily indicative of the results to be expected for the full year. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities, and related disclosures, as of the date of the financial statements, and the amounts of revenue and expenses reported during the period. Actual results could differ from estimates. The information contained herein should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

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

  Recently Issued Accounting Standards

        There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company's consolidated financial statements and note disclosures, from those disclosed in the Company's 2015 Annual Report on Form 10-K, that would be expected to impact the Company except for the following:

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

        In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). The update amends the guidance in Accounting Standards Codification 230, Statement of Cash Flows, and clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows with the objective of reducing the existing diversity in practice related to eight specific cash flow issues. The amendments in this update are effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2016-15 to have a material impact on its consolidated financial statements.

INOVALON HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. NET INCOME PER SHARE (in thousands, except per share amounts)

        Holders of all outstanding classes of common stock participate ratably in earnings on an identical per share basis as if all shares were a single class. Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares of common stock, (Class A common stock and Class B common stock), outstanding during the period. Diluted EPS is computed by dividing net income by the sum of the weighted average number of shares of common stock outstanding and potentially dilutive securities outstanding during the period under the treasury stock method. Potentially dilutive securities include stock options and restricted stock units ("RSUs") and restricted stock awards ("RSAs"). Under the treasury stock method, dilutive securities are assumed to be exercised at the beginning of the periods and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Securities are excluded from the computations of diluted earnings per share if their effect would be anti-dilutive to EPS.

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

INOVALON HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. NET INCOME PER SHARE (in thousands, except per share amounts) (Continued)

        The following table reconciles the weighted average shares outstanding for basic and diluted EPS for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic
Numerator:
Net income	$7,807	$10,120	$26,423	$50,015
Undistributed earnings allocated to participating securities	36	5	115	12

Net income attributable to common stockholders—basic	$7,771	$10,115	$26,308	$50,003

Denominator:
Weighted average shares used in computing net income per share attributable to common stockholders—basic	150,732	148,871	151,240	144,000

Net income per share attributable to common stockholders—Basic	$0.05	$0.07	$0.17	$0.35

Diluted
Numerator:
Net income attributable to common stockholders—diluted	$7,771	$10,115	$26,308	$50,003

Denominator:
Number of shares used for basic EPS computation	150,732	148,871	151,240	144,000
Effect of dilutive securities	830	2,964	882	3,409

Weighted average shares used in computing net income per share attributable to common stockholders—diluted	151,562	151,835	152,122	147,409

Net income per share attributable to common stockholders—Diluted	$0.05	$0.07	$0.17	$0.34

INOVALON HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. NET INCOME PER SHARE (in thousands, except per share amounts) (Continued)

        The computation of diluted EPS does not include certain unvested awards, on a weighted average basis, for the three and nine months ended September 30, 2016 and 2015, respectively, because their inclusion would have an anti-dilutive effect on EPS. The awards excluded because of their anti-dilutive effect are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Awards excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive	240	137	138	92

3. SHORT-TERM INVESTMENTS (in thousands)

        As of September 30, 2016, short-term investments consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Corporate notes and bonds	$381,098	$624	$(347)	$381,375
U.S. agency obligations	52,456	49	(10)	52,495
U.S. treasury securities	54,362	81	—	54,443
Commercial paper	6,294	2	(4)	6,292
Certificates of deposit	4,326	4	—	4,330

Total available-for-sale securities	$498,536	$760	$(361)	$498,935

        As of December 31, 2015, short-term investments consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Corporate notes and bonds	$390,185	$12	$(2,321)	$387,876
U.S. agency obligations	121,521	11	(203)	121,329
U.S. treasury securities	60,362	2	(179)	60,185
Commercial paper	36,849	—	(28)	36,821
Certificates of deposit	7,928	—	(9)	7,919

Total available-for-sale securities	$616,845	$25	$(2,740)	$614,130

INOVALON HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. SHORT-TERM INVESTMENTS (in thousands) (Continued)

        The following table summarizes the estimated fair value of our short-term investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of the dates shown:

	September 30, 2016	December 31, 2015
Due in one year or less	$189,839	$206,679
Due after one year through three years	309,096	407,451

Total	$498,935	$614,130

        The Company has certain available-for-sale securities in a gross unrealized loss position. The Company reviews its debt securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial position and near-term prospects of the issuer and the Company's intent to sell, or whether it is more likely than not the Company will be required to sell the investment before recovery of the investment's amortized-cost basis. If the Company determines that an other-than-temporary decline exists, or if write downs related to credit losses are necessary, in one of these securities, the unrealized losses attributable to the respective investment would be reclassified to realized losses on short-term investments within the statement of operations. There were no impairments considered other-than-temporary as of September 30, 2016.

        The following table shows the fair values and the gross unrealized losses of available-for-sale securities that were in a gross unrealized loss position, as of September 30, 2016, aggregated by investment category:

	Estimated Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$209,305	$(347)
U.S. agency obligations	24,857	(10)
Commercial paper	4,971	(4)

	$239,133	$(361)

INOVALON HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. FAIR VALUE MEASUREMENTS (in thousands)

        The following table presents the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2016:

	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market funds	$15,101	$—	$—	$15,101
Short-term investments:
Corporate notes and bonds	—	381,375	—	381,375
U.S. agency obligations	—	52,495	—	52,495
U.S. treasury securities	—	54,443	—	54,443
Commercial paper	—	6,292	—	6,292
Certificates of deposit	—	4,330	—	4,330

Total	$15,101	$498,935	$—	$514,036

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

INOVALON HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. FAIR VALUE MEASUREMENTS (in thousands) (Continued)

        The following table presents our financial instruments measured at fair value using unobservable inputs (Level 3) as of the three and nine months ended September 30, 2016:

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Balance, beginning of period	$(2,889)	$(2,300)
Accretion expense (recognized in general and Administrative expenses)	(117)	(706)
Settlement (payment) of liability	3,006	3,006

Total	$—	$—

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

INOVALON HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. COMMITMENTS AND CONTINGENCIES (in thousands) (Continued)

        On June 24, 2016, a purported securities class action complaint (Xiang v. Inovalon Holdings, Inc., et.al., No. 1:16-cv-04923) was filed in the United States District Court for the Southern District of New York against the Company, certain officers, directors and underwriters in the Company's initial public offering. The complaint is brought on behalf of a purported class consisting of all persons or entities who purchased shares of the Company's Class A common stock pursuant or traceable to the Registration Statement issued in connection with the Company's initial public offering on February 18, 2015. The complaint asserts violations of Sections 11 and 15 of the Securities Act based on allegedly false or misleading statements and omissions with respect to, among other things, the Company's revenues from sales in the city and state of New York and the Company's effective tax rate. The complaint seeks certification as a class action and unspecified compensatory damages plus interest and attorneys' fees. On June 28, 2016, an identical complaint to the Xiang complaint (Patel v. Inovalon Holdings, Inc., et. al., No. 1:16-cv-05065) was filed in the same court. On July 5, 2016, the court consolidated the Xiang and Patel actions. On August 23, 2016, two potential plaintiffs, Roofers Local No. 149 Pension Fund and Christopher Peoples, an individual, moved for appointment as lead plaintiff in the litigation. A lead plaintiff has not yet been appointed. The Company believes that the claims against it and its officers and directors are without merit, and the Company and the named officers and directors intend to defend themselves vigorously. In light of, among other things, the early stage of the litigation, the Company is unable to predict the outcome of these consolidated actions and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from an unfavorable outcome.

6. GOODWILL (in thousands)

        The following table summarizes the activity related to the carrying value of our goodwill during the nine months ended September 30, 2016:

Goodwill as of January 1, 2016	$137,733
Goodwill adjustments in connection with the acquisition of Avalere Health, Inc	(4,163)

Goodwill as of September 30, 2016	$133,570

        During the third quarter of 2016, the Company adjusted certain assets and liabilities related to the finalization of tax returns for Avalere Health, Inc. ("Avalere") and prefunded escrow-related amounts related to the settlement of a contingent consideration earn-out that was successfully achieved by Avalere. The adjustments had no impact on the Company's revenues or expenses. Based on our assessments of qualitative and quantitative factors, the adjustments were not considered to be material to our consolidated financial statements, individually or in the aggregate, to any previously issued consolidated financial statements.

INOVALON HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. STOCKHOLDERS' EQUITY (in thousands, except share amounts and share price)

        Treasury Stock—On May 4, 2016, the Company announced that its Board of Directors authorized a program to repurchase up to $100 million of Inovalon's Class A common stock through December 31, 2016. Repurchases under the Company's share repurchase program have been made in open-market or privately negotiated transactions in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements, and other relevant factors. The number of shares to be purchased and the timing of purchases are based on general business and market conditions, and other factors, including legal requirements. During the three months ended September 30, 2016, there were 3,364,531 Class A common shares repurchased for $51,118 at an average cost of $15.19 per share, excluding commissions. At September 30, 2016, $48,882 remained available to commit to repurchase shares under the share repurchase program. The Company has no obligation to repurchase common stock under the share repurchase program. Shares that are repurchased under the repurchase program were recorded as treasury stock, based on the stock trading dates, and are available for future issuance, until retired.

8. SUBSEQUENT EVENTS (in thousands, except share amounts)

        Business Combination—On October 1, 2016, the Company completed its acquisition of Creehan Holding Co., Inc. ("Creehan"). Creehan, through its subsidiary Creehan & Company Corporation, is a leading provider of specialty pharmacy software solutions to the pharmaceutical industry. Pursuant to the terms of the Stock Purchase Agreement, dated as of October 1, 2016 (the "Stock Purchase Agreement"), Creehan became a wholly owned subsidiary of Inovalon.

        Pursuant to the terms of the Stock Purchase Agreement, Inovalon acquired all of the issued and outstanding capital stock of Creehan for an aggregate purchase price of $130 million, which was comprised of $120 million in cash and $10 million in shares of Class A common stock of the Company. The Company completed the acquisition of Creehan through the use of cash on hand and the issuance of 651,355 shares, subject to sale restrictions, of Class A common stock. Certain components of the aggregate purchase price are subject to the achievement of financial performance objectives. The Company acquired Creehan for the assembled workforce, technology platform, client base, and to accelerate entry into the specialty pharmacy software market. Transaction costs in connection with the acquisition are expensed as incurred and are included in general and administrative expenses. The results of operations related to Creehan will be included in our consolidated statements of operations beginning from the date of acquisition. Additional information, to the extent required by Accounting Standards Codification 805-Business Combinations, including revenue and earnings contributions from Creehan and pro forma financial information effecting the business acquisition as of January 1, 2016, to the extent material, will be provided in the Company's Annual Report on Form 10-K for the year ending December 31, 2016, upon completion of the initial accounting of the acquisition.

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

  •
  the effect of current or future securities class action litigation;

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

Overview

        We are a leading technology company that combines advanced cloud-based data analytics and data-driven intervention platforms to achieve meaningful impact in clinical and quality outcomes, utilization, and financial performance across the healthcare landscape. Our unique achievement of value is delivered through the effective progression of Turning Data into Insight, and Insight into Action®. Currently, our clients include health plans, hospitals, physicians, patients, pharmaceutical companies and researchers.

        Our large proprietary datasets, advanced integration technologies, sophisticated predictive analytics, data-driven intervention platforms, and deep subject matter expertise deliver a seamless, end-to-end capability that brings the benefits of big data and large-scale analytics to the point of care. Driven by data, our data analytics platforms uniquely identify gaps in care, quality, data integrity, and financial performance—while bringing to bear the unique capabilities to resolve them. Providing technology that supports hundreds of healthcare organizations in 98.7% of U.S. counties and Puerto Rico, Inovalon's cloud-based analytical and data-driven intervention platforms are informed by data pertaining to more than 837,000 physicians, 354,000 clinical facilities, and more than 139 million Americans. Through these capabilities, Inovalon is able to drive high-value impact, improving quality and economics for health plans, ACOs, hospitals, physicians, consumers and pharma/life-sciences researchers.

        We generate the substantial majority of our revenue through the sale or subscription licensing of our cloud-based data analytics, intervention and reporting platforms and related support services.

        For the three and nine months ended September 30, 2016, we generated revenue of $105.0 million and $331.5 million, respectively, from the sale of our services compared to $105.5 million and $316.7 million for the three and nine months ended September 30, 2015, respectively. Given the scope of our market opportunity, we have historically invested more each year on innovation and infrastructure, in order to support our growth.

 Recent Developments

Share Repurchase Program Authorization

        On May 4, 2016, we announced that our Board of Directors authorized a program to repurchase up to $100 million of Inovalon's Class A common stock through December 31, 2016. Repurchases under the Company's share repurchase program have been made in open-market or privately negotiated transactions in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, subject to market conditions, applicable legal requirements, and other relevant factors. The share repurchase program does not obligate us to acquire any particular amount of Class A common stock. As of September 30, 2016, we repurchased 3,364,531 Class A common stock shares for approximately $51.1 million or $15.19 per share.

Acquisition of Creehan

        On October 1, 2016, we completed our acquisition of Creehan, a leading provider of specialty pharmacy software solutions to the pharmaceutical industry. Pursuant to the terms of the Stock Purchase Agreement, we acquired all of the issued and outstanding capital stock of Creehan for an aggregate purchase price of $130 million, which was comprised of $120 million in cash and $10 million in shares of Class A common stock of the Company. We completed the acquisition of Creehan through the use of cash on hand and the issuance of 651,355 shares, subject to sale restrictions, of Class A common stock. Certain components of the aggregate purchase price are subject to the achievement of financial performance objectives. We acquired Creehan for the assembled workforce, technology platform, client base, and to accelerate entry into the specialty pharmacy software market. Transaction costs in connection with the acquisition are expensed as incurred and are included in general and administrative expenses. The results of operations related to Creehan will be included in our consolidated statements of operations beginning from the date of acquisition.

Quarterly Key Metrics

        We review certain metrics quarterly, including the key metrics shown in the table below. We believe that these metrics are indicative of our overall level of analytical activity and the underlying growth in our business.

	As of September 30,
	2016	2015
	(in thousands)
MORE[2] Registry® dataset metrics(1)
Unique patient count(2)	139,534	127,701
Medical event count(3)	11,965,465	10,366,340
Trailing 12 month Patient Analytics Months (PAM)(1)(4)	25,286,198	20,405,108

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Investment in Innovation:
Research and development(1)	$7,404	$6,283	$21,047	$17,198
Capitalized software development(2)	5,248	5,359	16,780	15,104
Research and development infrastructure investments(3)	512	2,406	3,491	2,945

Total investment in innovation	$13,164	$14,048	$41,318	$35,247

As a percentage of revenue
Research and development(1)	7%	6%	6%	5%
Capitalized software development(2)	5%	5%	5%	5%
Research and development infrastructure investments(3)	1%	2%	1%	1%

Total investment in innovation	13%	13%	12%	11%

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

RESULTS OF OPERATIONS

        The following table sets forth our consolidated statement of operations data for each of the periods presented (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change from 2015 to 2016				Change from 2015 to 2016
	2016	2015	$	%	2016	2015	$	%
Revenue	$105,013	$105,459	$(446)	* %	$331,495	$316,710	$14,785	5%
Expenses:
Cost of revenue(1)	35,433	38,394	(2,961)	(8)%	120,570	103,847	16,723	16%
Sales and marketing(1)	7,037	3,946	3,091	78%	19,712	8,173	11,539	141%
Research and development(1)	7,404	6,283	1,121	18%	21,047	17,198	3,849	22%
General and administrative(1)	37,209	32,437	4,772	15%	105,222	82,022	23,200	28%
Depreciation and amortization	8,904	5,526	3,378	61%	25,794	15,253	10,541	69%

Total operating expenses	95,987	86,586	9,401	11%	292,345	226,493	65,852	29%

Income from operations	9,026	18,873	(9,847)	(52)%	39,150	90,217	(51,067)	(57)%

Other income and (expenses):
Realized losses on short-term investments	9	(329)	338	103%	4	(329)	333	101%
Gain on disposal of equipment	—	—	—	*	534	—	534	*
Interest income	1,450	1,184	266	22%	4,424	1,807	2,617	145%
Interest expense	(1,302)	(1,110)	(192)	17%	(3,806)	(3,318)	(488)	15%

Income before taxes	9,183	18,618	(9,435)	(51)%	40,306	88,377	(48,071)	(54)%
Provision for income taxes	1,376	8,498	(7,122)	(84)%	13,883	38,362	(24,479)	(64)%

Net income	$7,807	$10,120	$(2,313)	(23)%	$26,423	$50,015	$(23,592)	(47)%

(1)	Includes stock-based compensation expense as follows:
	Cost of revenue	$94	$28	$66	236%	$334	$85	$249	293%
	Sales and marketing	140	66	74	112%	446	122	324	266%
	Research and development	186	292	(106)	(36)%	927	952	(25)	(3)%
	General and administrative	1,704	1,619	85	5%	4,645	4,540	105	2%

	Total stock-based compensation expense	$2,124	$2,005	$119	6%	$6,352	$5,699	$653	11%

*
Asterisk denotes not meaningful.

        The following table sets forth our consolidated statement of operations data for each of the periods presented as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	100%	100%	100%	100%
Expenses:
Cost of revenue	34%	36%	36%	33%
Sales and marketing	7%	4%	6%	3%
Research and development	7%	6%	6%	5%
General and administrative	35%	31%	32%	26%
Depreciation and amortization	8%	5%	8%	5%

Total operating expenses	91%	82%	88%	72%

Income from operations	9%	18%	12%	28%

Other income and (expenses):
Realized losses on short-term investments	* %	* %	* %	* %
Gain on disposal of equipment	—%	—%	* %	* %
Interest income	1%	1%	1%	1%
Interest expense	(1)%	(1)%	(1)%	(1)%

Income before taxes	9%	18%	12%	28%
Provision for income taxes	1%	8%	4%	12%

Net income	8%	10%	8%	16%

*
Asterisk denotes not meaningful.

Comparison of the Three and Nine Months Ended September 30, 2016 and 2015

Revenue

        Revenue during the three months ended September 30, 2016 decreased by approximately $0.4 million, compared with the three months ended September 30, 2015. The decrease was primarily attributable to revenue from new clients of $6.7 million offset by a net decrease of $7.1 million in revenue from existing clients.

        Revenue during the nine months ended September 30, 2016 increased by approximately $14.8 million, or 5%, compared with the nine months ended September 30, 2015. The increase was primarily attributable to revenue from new clients of $37.8 million offset by a net decrease of $23.0 million in revenue from existing clients.

Cost of Revenue

        During the three months ended September 30, 2016, cost of revenue decreased by approximately $3.0 million, or 8%, compared with the three months ended September 30, 2015. The $3.0 million decrease in cost of revenue was primarily due to the composition of a greater volume of data-driven analytics as a percentage of revenue and efficiency improvements. Cost of revenue as a percentage of revenue was 34% and 36% for the three months ended September 30, 2016 and 2015, respectively.

        During the nine months ended September 30, 2016, cost of revenue increased by approximately $16.7 million, or 16%, compared with the nine months ended September 30, 2015. The $16.7 million increase in cost of revenue was primarily due to the corresponding increase in revenue of $14.8 million, and the composition of a greater volume of data-driven intervention platform services as a percentage of revenue. Cost of revenue as a percentage of revenue was 36% and 33% for the nine months ended September 30, 2016 and 2015, respectively.

Sales and Marketing

        During the three months ended September 30, 2016, sales and marketing expenses increased by approximately $3.1 million, or 78%, compared with the three months ended September 30, 2015. The increase was primarily attributable to our investment in the growth of our sales team, related sales infrastructure tools, and marketing programs. The growth of our sales and marketing team was driven by our investment in new sales personnel to focus on adding new clients and capturing an increased amount of the market opportunity.

        During the nine months ended September 30, 2016, sales and marketing expenses increased by approximately $11.5 million, or 141%, compared with the nine months ended September 30, 2015. The increase was primarily attributable to our investment in the growth of our sales team, related sales infrastructure tools, and marketing programs. The growth of our sales and marketing team was driven by our investment in new sales personnel to focus on adding new clients and capturing an increased amount of the market opportunity.

Research and Development

        During the three months ended September 30, 2016, research and development expense increased by approximately $1.1 million, or 18%, compared with the three months ended September 30, 2015. The increase was primarily attributable to growth in employee-related expenses necessary to support our on-going investment in innovation and platform development compared to the prior period.

        During the nine months ended September 30, 2016, research and development expense increased by approximately $3.8 million, or 22%, compared with the nine months ended September 30, 2015. The increase was primarily attributable to growth in employee-related expenses necessary to support our on-going investment in innovation and platform development compared to the prior period.

General and Administrative

        During the three months ended September 30, 2016, general and administrative expenses increased by approximately $4.8 million, or 15%, compared with the three months ended September 30, 2015. The increase in general and administrative expenses of approximately $4.8 million is primarily attributable to an increase of $4.9 million of post-acquisition contingent consideration expense related to the September 2015 acquisition of Avalere Health Inc. ("Avalere").

        During the nine months ended September 30, 2016, general and administrative expense increased by approximately $23.2 million, or 28%, compared with the nine months ended September 30, 2015. The increase in general and administrative expenses of approximately $23.2 million is primarily attributable to an increase of approximately $11.1 million of post-acquisition contingent consideration expense related to the September 2015 acquisition of Avalere, approximately $8.2 million of increased investment in incremental personnel and infrastructure to support our growth, and an increase in growth-related infrastructure expenses of approximately $3.9 million.

Depreciation and Amortization

        During the three months ended September 30, 2016, depreciation and amortization expense increased by approximately $3.4 million, or 61%, compared with the three months ended September 30, 2015. The increase is primarily attributable to approximately $2.1 million of incremental amortization of capitalized software, and $1.1 million of amortization of intangible assets related to the acquisition of Avalere, as compared with the three months ended September 30, 2015.

        During the nine months ended September 30, 2016, depreciation and amortization expense increased by approximately $10.5 million, or 69%, compared with the nine months ended September 30, 2015. The increase is primarily attributable to approximately $5.4 million of incremental amortization of capitalized software, $4.2 million of amortization of intangible assets related to the acquisition of Avalere, and $0.8 million of depreciation of assets related to the acquisition of Avalere, as compared with the nine months ended September 30, 2015.

Gain on Disposal of Equipment

        During the three months ended September 30, 2016, there were no equipment disposals.

        During the nine months ended September 30, 2016, we replaced certain data-center equipment. The replacement of the equipment was covered under our insurance and the cost of our replacement equipment was reimbursed by our insurance carrier. As a result, the disposal and replacement of the equipment resulted in a gain of $0.5 million.

Interest Income

        During the three and nine months ended September 30, 2016, interest income increased by approximately $0.3 million and $2.6 million, compared with the three and nine months ended September 30, 2015, respectively. Our interest income is primarily attributable to an increase in earnings derived from our available-for-sale short-term investments.

Interest Expense

        During the three and nine months ended September 30, 2016, interest expense increased by approximately $0.2 million and $0.5 million, compared with the three and nine months ended September 30, 2015, respectively. The increase was attributable to interest expense on our Term Loan Facility (as defined below, under the heading "Debt").

Provision for Income Taxes

        During the three months ended September 30, 2016, provision for income taxes decreased by approximately $7.1 million, or 84%, compared to the three months ended September 30, 2015. During the three months ended September 30, 2016, we completed our 2015 federal and state tax returns, including those of Avalere for the pre-acquisition period of January 1, 2015 through August 31, 2015. Through this process, we identified additional tax benefits and, as a result, our effective tax rate for the three months ended September 30, 2016 was 15.0%, as compared to 45.6% for the three months ended September 30, 2015.

        During the nine months ended September 30, 2016, provision for income taxes decreased by approximately $24.5 million, or 64%, compared to the nine months ended September 30, 2015. During three months ended September 30, 2016, we completed our 2015 federal and state tax returns, including those of Avalere for the pre-acquisition period of January 1, 2015 through August 31, 2015. Through this process, we identified additional tax benefits and, as a result, our effective tax rate for the nine months ended September 30, 2016 was 34.4%, as compared to 43.4% for the nine months ended September 30, 2016.

Liquidity and Capital Resources

  Sources of Liquidity

        Our principal source of liquidity has been cash generated by operating activities, proceeds from our initial public offering and proceeds from our Credit Facilities. Our cash generated from such means has been sufficient to fund our growth, including our capital expenditures. As of September 30, 2016, our cash, cash equivalents and short-term investments totaled $713.3 million, of which $498.9 million represented short-term, available-for-sale, investment grade, domestic debt-securities, compared to $714.1 million of cash, cash equivalents, and short-term investments as of September 30, 2015, of which $547.6 million represented short-term, available-for-sale, investment grade, domestic debt-securities.

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

        On May 4, 2016, we announced that our Board of Directors authorized a program to repurchase up to $100 million of Inovalon's Class A common stock through December 31, 2016. We have and expect to continue to fund repurchases through a combination of cash on hand, cash generated by operations and sales of short-term investments, if needed. During the nine months ended September 30, 2016, there were 3,364,531 Class A common shares repurchased for $51.1 million, at an average cost of $15.19 per share, excluding commissions. At September 30, 2016, approximately $48.9 million remained available to repurchase shares under our share repurchase program. On November 2, 2016, we announced that our Board of Directors authorized an expansion of the share repurchase program to repurchase up to an additional $100 million of shares of Inovalon's Class A Common Stock (bringing the total to $200 million). The additional $100 million of shares can be repurchased between the completion of the first $100 million program and the end of 2017. Repurchases under the Company's share repurchase program have been made in open-market or privately negotiated transactions.

  Debt

        On September 19, 2014, we entered into a Credit and Guaranty Agreement with a group of lenders including Goldman Sachs Bank USA, as administrative agent (the "Credit Agreement"). The terms of the Credit Agreement provide-for credit facilities in the aggregate maximum principal amount of $400.0 million, consisting of a senior unsecured term loan facility in the original principal amount of $300.0 million (the "Term Loan Facility") and a senior unsecured revolving credit facility in the maximum principal amount of $100.0 million (the "Revolving Credit Facility" and, together with the Term Loan Facility, the "Credit Facilities"). As of September 30, 2016, we had outstanding indebtedness under the Term Loan Facility and capital lease obligations of approximately $270.0 million and approximately $0.4 million, respectively, and had outstanding indebtedness under our Term Loan Facility and capital lease obligations of approximately $285.0 million and approximately $0.4 million, respectively, as of September 30, 2015. No amounts were outstanding under the Revolving Credit Facility as of September 30, 2016 or September 30, 2015. The Term Loan Facility has a five-year term and is an amortizing facility with principal payments quarterly and interest payments monthly. Scheduled principal payments totaling $11.3 million and scheduled interest payments totaling $3.6 million were paid during the nine months ended September 30, 2016. As of September 30, 2016, we were in compliance with the covenants under the Credit Agreement.

  Cash Flows

  Operating Cash Flow Activities

        Cash provided by operating activities during the nine months ended September 30, 2016 was approximately $68.6 million, representing an increase in cash inflow of approximately $24.5 million compared with the nine months ended September 30, 2015. Cash provided by operating activities was driven by net income of approximately $26.4 million, as adjusted for the exclusion of non-cash expenses totaling approximately $30.0 million, and offset by approximately $12.2 million related to the effect of changes in working capital and other balance sheet accounts.

  Investing Cash Flow Activities

        Cash provided by investing activities during the nine months ended September 30, 2016 was approximately $90.3 million compared with cash used in investing activities of approximately $691.4 million during the nine months ended September 30, 2015. The cash provided by investing activities was primarily due to proceeds generated from sales and maturities of available-for-sale securities, net of purchases, of approximately $115.8 million and was partially offset by approximately $25.5 million of investments in property and equipment and capitalized software.

        We make investments in innovation, including research and development expense, capital software development costs, and research and development infrastructure investments, on a recurring basis. We expect our investment in innovation to increase in the foreseeable future to support our continued growth and new service offerings.

  Financing Cash Flow Activities

        Cash used in financing activities during the nine months ended September 30, 2016 was approximately $58.6 million, compared with cash provided by financing activities of approximately $651.1 million during the nine months ended September 30, 2015. The cash used in financing activities during the nine months ended September 30, 2016 was primarily comprised of approximately $51.1 million related to share repurchases, approximately $11.3 million for the repayment of Credit Facility borrowings, $2.3 million related to the payment of contingent consideration for an earn-out achieved by Avalere, and was offset by approximately $5.1 million of proceeds received from the exercise of stock options and approximately $1.1 million of excess tax benefits generated from stock-based compensation transactions.

  Contractual Obligations

        During the three and nine months ended September 30, 2016, there have been no material changes, outside of the ordinary course of business, in our contractual obligations previously disclosed under the caption "Contractual Obligations" in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016.

Off-Balance Sheet Arrangements

        As of September 30, 2016, we did not have any off-balance sheet arrangements.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        Variable Rate Debt Risk.    Our variable rate debt includes our Term Loan Facility and our Revolving Credit Facility. As of September 30, 2016, we had $270.0 million outstanding under our Term Loan Facility at an effective interest rate of 1.78%. As a result, if market interest rates were to increase by 1.0%, or 100 basis points, interest expense would decrease future earnings and cash flows, net of estimated tax benefits, by approximately $1.6 million annually, assuming that we do not enter into contractual hedging arrangements. As of September 30, 2016, there was no balance outstanding on the Revolving Credit Facility.

        Marketable Securities Risk.    We had short-term investment portfolios, including cash held in money market funds, totaling approximately $514.0 million as of September 30, 2016. This amount was invested primarily in marketable securities including corporate notes and bonds, U.S. agency obligations, commercial paper, U.S. treasury securities, certificates of deposit and money market funds. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

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

        An immediate increase of 100-basis points in interest rates would have resulted in an approximate $3.6 million market value reduction in our investment portfolio as of September 30, 2016. An immediate decrease of 100-basis points in interest rates would have increased the market value by approximately $8.1 million as of September 30, 2016. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in accumulated other comprehensive income (loss), and are realized only if we sell the underlying securities prior to their maturity.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer ("CEO") and chief financial officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that, as of September 30, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control

        There have been no changes in the our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        See "Note 5—Commitments and Contingencies" in the Notes to our unaudited condensed consolidated financial statements included under Part I, Item 1 within this Quarterly Report on Form 10-Q.

Item 1A.    Risk Factors

        For a discussion of potential risks and uncertainties related to our Company see the information in Part I, Item 1A ("Risk Factors") of our Annual Report on Form 10-K for the year ended December 31, 2015. Other than the addition of the risk factor below, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

  We are currently the subject of purported securities class action lawsuits and additional litigation may be brought against us in the future.

        We are currently the subject of two consolidated purported class action lawsuits which assert violations of Section 11 and Section 15 of the Securities Act based on allegedly false or misleading statements and omissions in our Registration Statement issued in connection with our initial public offering on February 18, 2015. See Note 5, "Commitments and Contingencies" in the notes to our unaudited condensed consolidated financial statements included under Part I, Item 1 within this Quarterly Report on Form 10-Q. These lawsuits seek certification as a class and unspecified compensatory damages plus interest and attorneys' fees. We believe that the claims against us and our officers and directors are without merit, and we and the named officers and directors intend to defend ourselves and themselves vigorously. In light of, among other things, the early stage of the litigation, we are unable to predict the outcome of these lawsuits or make a meaningful estimate of the amount or range of potential loss, if any, that could result from an unfavorable outcome. In addition, in the past, following periods of volatility in the market, securities class action litigation has often been instituted against companies. Such current and additional litigation, if any, could result in substantial costs and diversion of management's attention and resources, which could materially and adversely affect our business, financial condition, results of operations and growth prospects and cause our stock price to decline.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

  Unregistered Sales of Equity Securities

        In connection with the Company's acquisition of Creehan, on October 3, 2016, the Company issued 651,355 shares of Class A common stock to a former Creehan stockholder in exchange for such stockholder's shares of Creehan common stock. The shares of Class A common stock were issued in reliance on the exemption provided by Section 4(a)(2) of the Securities Act on the basis that no public offering or general solicitation was made, the recipient was provided with certain disclosure materials and all other information requested with respect to the Company, and the Company affixed appropriate legends to the shares of Class A common stock setting forth that the issuance and resale of the securities were not registered and are subject to applicable restrictions on transfer. The issuance of the shares of Class A common stock did not involve any underwriters, underwriting discounts or commissions.

  Use of Proceeds from Registered Securities

        On February 18, 2015, we completed our initial public offering ("IPO") of 22,222,222 shares of Class A common stock and, upon the underwriters' exercise of their option to purchase additional shares, issued an additional 3,142,581 shares of Class A common stock for a total of 25,364,803 shares issued. All of the shares issued in the IPO were primary shares offered by us as none of our stockholders sold any shares in the IPO. The offering price of the shares sold in the IPO was $27.00 per share, resulting in net proceeds to us, after underwriters' discounts and commissions and other expenses payable by us, of $639.1 million. All of the shares were sold pursuant to our registration statement on Form S-1, as amended (File No. 333-201321), that was declared effective by the SEC on February 11, 2015. Goldman, Sachs & Co., Morgan Stanley & Co. LLC, and Citigroup Global Markets Inc. acted as joint book-running managers for the IPO and as representatives of the underwriters. The principal purposes of our IPO were to create a public market for our Class A common stock and thereby enable future access to the public equity markets by us and our stockholders, and obtain additional capital. On September 1, 2015, we used approximately $126.2 million of the net proceeds from the IPO to complete the acquisition of Avalere. During the nine months ended September 30, 2016, we used approximately $51.1 million of the net proceeds from the IPO to repurchase outstanding Class A common shares. On October 1, 2016, we committed $120.0 million as partial consideration for our acquisition of Creehan. We intend to use the remaining net proceeds to us from our IPO for working capital and other general corporate purposes; other than funding the share repurchase program, we do not currently have any specific uses of the remaining net proceeds. Additionally, we may use a portion of the remaining net proceeds for additional acquisitions of complementary businesses, technologies, or other assets, or to repay outstanding indebtedness.

  Purchases of Equity Securities by the Issuer or Affiliated Purchasers

        The following table presents a summary of share repurchases made by the Company during the quarter ended September 30, 2016:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or approximate dollar value) that May Yet be Purchased under the Plans or Programs(2)
July	—		$—	—	$100,000,000
August	1,824,094		14.90	1,824,094	$72,826,280
September	1,568,473	(1)	15.56	1,540,437	$48,881,972

Total	3,392,567		$15.20	3,364,531	$48,881,972

(1)
On September 1, 2016, we directed the administrator of the Company's Employee Stock Purchase Plan ("ESPP") to purchase 28,036 shares of Class A common stock in the open market for a total of approximately $0.5 million, for issuance to the ESPP participants at a discounted price of $13.35 per share. The Company may, in its discretion, based on market conditions, relative transaction costs and the Company's need for additional capital, continue to instruct the plan administrator to make semi-annual open market purchases of Class A common stock for ESPP participants to coincide with the ESPP's designated semi-annual purchase dates.

(2)
On May 4, 2016, we announced that the Company's Board of Directors authorized a program to repurchase up to $100 million of Inovalon's Class A common stock through December 31, 2016. As of September 30, 2016, the Company had repurchased 3,364,531 shares at an average purchase price of $15.19 per share for a total purchase price of approximately $51.1 million under this program. The Company intends to use a combination of cash on hand, cash generated by operations and sales of short-term investments to fund additional repurchases under this program.

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

Date: November 3, 2016	INOVALON HOLDINGS, INC.
	By:	/s/ KEITH R. DUNLEAVY, M.D. Keith R. Dunleavy, M.D. Chief Executive Officer & Chairman (Principal Executive Officer)
	By:	/s/ CHRISTOPHER E. GREINER Christopher E. Greiner Chief Financial and Operating Officer (Principal Financial Officer)