Form 10-Q
period 2017-03-31
Inovalon Holdings, Inc.
filed 2017-05-04
CIK 1619954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
or
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☐

        If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        As of April 28, 2017, the registrant had 63,243,236 shares of Class A common stock outstanding and 82,745,283 shares of Class B common stock outstanding.

INOVALON HOLDINGS, INC.

FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2017

PART I—FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

INOVALON HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value amounts)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$147,888	$127,683
Short-term investments	385,422	445,315
Accounts receivable (net of allowances of $2,820 and $3,782 at March 31, 2017 and December 31, 2016, respectively)	101,640	85,591
Prepaid expenses and other current assets	12,987	12,100
Income tax receivable	12,704	15,165

Total current assets	660,641	685,854
Non-current assets:
Property, equipment and capitalized software, net	78,826	76,420
Goodwill	184,557	184,557
Intangible assets, net	99,776	103,549
Other assets	3,854	2,964

Total assets	$1,027,654	$1,053,344

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$17,672	$16,474
Accrued compensation	10,072	15,211
Other current liabilities	14,443	9,468
Deferred revenue	16,851	11,850
Deferred rent	1,065	1,016
Credit facilities	33,750	30,000
Capital lease obligation	117	115

Total current liabilities	93,970	84,134
Non-current liabilities:
Credit facilities, less current portion	225,000	236,250
Capital lease obligation, less current portion	187	215
Deferred rent	1,194	1,457
Other liabilities	7,403	13,158
Deferred income taxes	34,497	34,553

Total liabilities	362,251	369,767

Commitments and contingencies (Note 5)
Stockholders' equity:
Common stock, $0.000005 par value, 900,000,000 shares authorized, zero shares issued and outstanding at each of March 31, 2017 and December 31, 2016, respectively	—	—
Class A common stock, $0.000005 par value, 750,000,000 shares authorized; 73,379,489 shares issued and 63,729,103 shares outstanding at March 31, 2017; 72,271,298 shares issued and 64,786,705 shares outstanding at December 31, 2016	—	—
Class B common stock, $0.000005 par value, 150,000,000 shares authorized; 82,745,283 shares issued and outstanding at March 31, 2017; 83,303,628 shares issued and outstanding at December 31, 2016	1	1
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, zero shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	—	—
Additional paid-in-capital	519,691	516,300
Retained earnings	277,729	274,087
Treasury stock, Class A common stock, at cost, 9,650,386 and 7,508,985 shares at March 31, 2017 and December 31, 2016, respectively	(131,614)	(106,231)
Other comprehensive income (loss)	(404)	(580)

Total stockholders' equity	665,403	683,577

Total liabilities and stockholders' equity	$1,027,654	$1,053,344

See notes to condensed consolidated financial statements.

INOVALON HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per-share amounts)

	Three Months Ended March 31,
	2017	2016
Revenue	$108,306	$102,657
Expenses:
Cost of revenue(1)	38,285	41,923
Sales and marketing(1)	7,587	6,559
Research and development(1)	7,788	5,932
General and administrative(1)	35,845	36,552
Depreciation and amortization	12,485	8,394

Total operating expenses	101,990	99,360

Income from operations	6,316	3,297

Other income and (expenses):
Realized losses on short-term investments	—	(4)
Gain on disposal of equipment	—	534
Interest income	1,338	1,442
Interest expense	(1,413)	(1,259)

Income before taxes	6,241	4,010
Provision for income taxes	2,599	1,645

Net income	$3,642	$2,365

Net income attributable to common stockholders, basic and diluted	$3,569	$2,356

Net income per share attributable to common stockholders, basic and diluted:
Basic net income per share	$0.02	$0.02

Diluted net income per share	$0.02	$0.02

Weighted average shares of common stock outstanding:
Basic	144,729	151,282

Diluted	145,165	152,355

(1) Includes stock-based compensation expense as follows:
Cost of revenue	$305	$119
Sales and marketing	390	154
Research and development	273	242
General and administrative	2,629	1,577

Total stock-based compensation expense	$3,597	$2,092

See notes to condensed consolidated financial statements.

INOVALON HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Three Months Ended March 31,
	2017	2016
Net income	$3,642	$2,365
Other comprehensive income:
Realized losses on short-term investments reclassified from accumulated other comprehensive income, net of tax of $0 and $1, respectively	—	3
Net change in unrealized gains and (losses) on available-for-sale investments, net of tax of $138 and $560, respectively	176	2,385

Comprehensive income	$3,818	$4,753

See notes to condensed consolidated financial statements.

INOVALON HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$3,642	$2,365
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	3,597	2,092
Depreciation	8,874	6,567
Amortization of intangibles	3,611	1,827
Amortization of premiums on short-term investments	591	871
Realized losses on short-term investments	—	4
Tax payments for equity award issuances	—	88
Deferred income taxes	(113)	(1,252)
Excess tax benefits from stock-based compensation	—	(911)
Gain on disposal of equipment	—	(534)
Changes in assets and liabilities:
Accounts receivable	(16,049)	8,128
Prepaid expenses and other current assets	(886)	(5,054)
Income taxes receivable	2,381	2,037
Other assets	(890)	78
Accounts payable	69	(2,194)
Accrued compensation	(6,467)	(3,877)
Other liabilities	(816)	2,676
Deferred rent	(214)	(149)
Deferred revenue	5,001	1,537

Net cash provided by operating activities	2,331	14,299

Cash flows from investing activities:
Sales and maturities of short-term investments	59,615	84,671
Purchases of short-term investments	—	(80,065)
Purchases of property and equipment	(2,965)	(4,053)
Investment in capitalized software	(5,605)	(2,790)

Net cash provided by (used in) investing activities	51,045	(2,237)

Cash flows from financing activities:
Repurchase of common stock	(25,383)	—
Repayment of credit facility borrowings	(7,500)	(3,750)
Proceeds from exercise of stock options	25	3,841
Capital lease obligations paid	(116)	(31)
Tax payments for equity award issuances	(197)	(182)
Excess tax benefits from stock-based compensation	—	911

Net cash (used in) provided by financing activities	(33,171)	789

Increase in cash and cash equivalents	20,205	12,851
Cash and cash equivalents, beginning of period	127,683	114,034

Cash and cash equivalents, end of period	$147,888	$126,885

Supplementary cash flow disclosure:
Cash paid during the period for:
Income taxes, net of refunds	$189	$861
Interest	1,364	1,195
Non-cash investing activities:
Accounts payable for purchases of and investment in property, equipment and capitalized software	2,737	933
Accrued compensation for investment in capitalized software	2,992	53

See notes to condensed consolidated financial statements.

INOVALON HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared by Inovalon Holdings, Inc. (the "Company") in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial reporting and as required by Rule 10-01 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements may not include all of the information and notes required by GAAP for audited financial statements. The year-end December 31, 2016 condensed consolidated balance sheet data included herein was derived from audited financial statements but does not include all disclosures required by GAAP for complete financial statements. In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of items of a normal and recurring nature, necessary to present fairly the Company's financial position as of March 31, 2017, and the results of operations, and comprehensive income for the three month periods ended March 31, 2017 and 2016, and cash flows for the three months ended March 31, 2017 and 2016. The results of operations for the three month periods ended March 31, 2017 and 2016 are not necessarily indicative of the results to be expected for the full year. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities, and related disclosures, as of the date of the financial statements, and the amounts of revenue and expenses reported during the period. Actual results could differ from estimates. The information contained herein should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

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

  Recently Issued Accounting Standards

        There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company's consolidated financial statements and note disclosures, from those disclosed in the Company's 2016 Annual Report on Form 10-K, that would be expected to impact the Company except for the following:

        In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new standard simplifies the subsequent measurement of goodwill by eliminating the second step of the goodwill impairment test. This ASU will be applied prospectively and is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.

        In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The new standard narrows the definition of a business and provides a

INOVALON HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

1. BASIS OF PRESENTATION (Continued)

framework for evaluation. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.

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

INOVALON HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. NET INCOME PER SHARE (in thousands, except per share amounts) (Continued)

        The following table reconciles the weighted average shares outstanding for basic and diluted EPS for the periods indicated:

	Three Months Ended March 31,
	2017	2016
Basic
Numerator:
Net income	$3,642	$2,365
Undistributed earnings allocated to participating securities	(73)	(9)

Net income attributable to common stockholders—basic	$3,569	$2,356

Denominator:
Weighted average shares used in computing net income per share attributable to common stockholders—basic	144,729	151,282

Net income per share attributable to common stockholders—basic	$0.02	$0.02

Diluted
Numerator:
Net income attributable to common stockholders—diluted	$3,569	$2,356

Denominator:
Number of shares used for basic EPS computation	144,729	151,282
Effect of dilutive securities	436	1,073

Weighted average shares used in computing net income per share attributable to common stockholders—diluted	145,165	152,355

Net income per share attributable to common stockholders—diluted	$0.02	$0.02

        The computation of diluted EPS does not include certain unvested awards, on a weighted average basis, for the three months ended March 31, 2017 and 2016, respectively, because their inclusion would have an anti-dilutive effect on EPS. The awards excluded because of their anti-dilutive effect are as follows:

	Three Months Ended March 31,
	2017	2016
Awards excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive	168	110

INOVALON HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. SHORT-TERM INVESTMENTS (in thousands)

        As of March 31, 2017, short-term investments consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Corporate notes and bonds	$318,459	$62	$(637)	$317,884
U.S. agency obligations	34,855	15	(72)	34,798
U.S. treasury securities	31,147	3	(93)	31,057
Commercial paper	—	—	—	—
Certificates of deposit	1,683	—	—	1,683

Total available-for-sale securities	$386,144	$80	$(802)	$385,422

        As of December 31, 2016, short-term investments consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Corporate notes and bonds	$349,571	$36	$(918)	$348,689
U.S. agency obligations	34,864	22	(78)	34,808
U.S. treasury securities	53,681	6	(100)	53,587
Commercial paper	6,312	—	(3)	6,309
Certificates of deposit	1,921	1	—	1,922

Total available-for-sale securities	$446,349	$65	$(1,099)	$445,315

        The following table summarizes the estimated fair value of our short-term investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of the dates shown:

	March 31, 2017	December 31, 2016
Due in one year or less	$186,057	$176,696
Due after one year through three years	199,365	268,619

Total	$385,422	$445,315

        The Company has certain available-for-sale securities in a gross unrealized loss position. The Company reviews its debt securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial position and near-term prospects of the issuer and the Company's intent to sell, or whether it is more likely than not the Company will be required to sell the investment before recovery of the investment's amortized-cost basis. If the Company determines that an other-than-temporary decline exists, or if write downs related to credit losses are necessary, in one of these securities, the unrealized losses attributable to the respective investment would be reclassified to realized losses on short-term investments within the statement of operations. There were no impairments considered other-than-temporary as of March 31, 2017.

INOVALON HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. SHORT-TERM INVESTMENTS (in thousands) (Continued)

        The following table shows the fair values and the gross unrealized losses of available-for-sale securities that were in a gross unrealized loss position, as of March 31, 2017, aggregated by investment category:

	Estimated Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$255,307	$(637)
U.S. agency obligations	22,978	(72)
U.S. treasury securities	26,836	(93)

	$305,121	$(802)

4. FAIR VALUE MEASUREMENTS (in thousands)

        The following table presents the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2017:

	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market funds	$85,603	$—	$—	$85,603
Short-term investments:
Corporate notes and bonds	—	317,884	—	317,884
U.S. agency obligations	—	34,798	—	34,798
U.S. treasury securities	—	31,057	—	31,057
Certificates of deposit	—	1,683	—	1,683
Liabilities:
Contingent consideration	—	—	(12,600)	(12,600)

Total	$85,603	$385,422	$(12,600)	$458,425

        The following table presents the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2016:

	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market funds	$44,108	—	—	$44,108
Short-term investments:
Corporate notes and bonds	—	348,689	—	348,689
U.S. agency obligations	—	34,808	—	34,808
U.S. treasury securities	—	53,587	—	53,587
Commercial paper	—	6,309	—	6,309
Certificates of deposit	—	1,922	—	1,922
Other Current Liabilities:
Contingent consideration	—	—	(12,600)	(12,600)

Total	$44,108	$445,315	$(12,600)	$476,823

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

        The following table presents our financial instruments measured at fair value using unobservable inputs (Level 3):

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	Three Months Ended March 31,
	2017	2016
Balance, beginning of period	$(12,600)	$(2,300)
Accretion expense (recognized in general and administrative expenses)	—	(235)

Total	$(12,600)	$(2,535)

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

        On June 24, 2016, a purported securities class action complaint (Xiang v. Inovalon Holdings, Inc., et.al., No. 1:16-cv-04923) was filed in the United States District Court for the Southern District of New York against the Company, certain officers, directors and underwriters in the Company's initial public offering (the "Complaint"). The Complaint was brought on behalf of a purported class consisting of all persons or entities who purchased shares of the Company's Class A common stock pursuant or traceable to the Registration Statement relating to the Company's initial public offering on February 18, 2015. The Complaint asserted violations of Sections 11 and 15 of the Securities Act based

INOVALON HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. COMMITMENTS AND CONTINGENCIES (in thousands) (Continued)

on allegedly false or misleading statements and omissions with respect to, among other things, the Company's revenues from sales in the city and state of New York and the Company's effective tax rate. The Complaint sought certification as a class action and unspecified compensatory damages plus interest and attorneys' fees. On June 28, 2016, a nearly identical complaint was filed in the same court captioned Patel v. Inovalon Holdings, Inc., et. al., No. 1:16-cv-05065. On July 5, 2016, the court consolidated the Xiang and Patel actions. On September 20, 2016, the court appointed a lead plaintiff and lead counsel. On December 21, 2016, lead plaintiff filed a consolidated class action complaint (the "Amended Complaint") purporting to assert violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended, based on allegedly false or misleading statements and omissions with respect to substantially the same topics as alleged in the Complaint. On February 21, 2017, and as required by the court's individual practices, the Company invoked the pre-motion process required prior to filing a motion to dismiss, which process is ongoing. The Company believes that the claims against it and its officers and directors are without merit, and the Company and the named officers and directors intend to defend themselves vigorously. In light of, among other things, the early stage of the litigation, the Company is unable to predict the outcome of these consolidated actions and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from an unfavorable outcome.

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

6. BUSINESS COMBINATIONS (in thousands, except share amounts)

Creehan Acquisition

        On October 3, 2016, the Company completed its acquisition of Creehan Holding Co., Inc. ("Creehan"). Creehan, through its subsidiary Creehan & Company Corporation, is a leading provider of specialty pharmacy software solutions to the pharmaceutical industry. Pursuant to the terms of the Stock Purchase Agreement between the Company and Creehan (the "Stock Purchase Agreement"), Creehan became a wholly owned subsidiary of Inovalon.

        Pursuant to the terms of the Stock Purchase Agreement, Inovalon acquired all of the issued and outstanding capital stock of Creehan for an aggregate purchase price of $130 million, which was comprised of $120 million in cash and $10 million in shares of Class A common stock of the Company.

INOVALON HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. BUSINESS COMBINATIONS (in thousands, except share amounts) (Continued)

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

        A summary of the preliminary composition of the stated purchase price and fair value of the stated purchase price is as follows:

Share Purchase Agreement purchase price	$130,000
Working capital adjustment	(247)

Subtotal	129,753
Fair value adjustments:
Marketability restrictions on equity consideration	(2,236)
Contingent consideration probability of achievement adjustment.	(12,400)
Post-acquisition compensation expense	(5,952)

Total fair value purchase price	$109,165

        The composition of the fair value of the consideration transferred is as follows:

Cash	$89,370
Issuance of Class A common stock	7,764
Working capital adjustment receivable	(569)
Contingent consideration	12,600

Total fair value purchase price	$109,165

Recording of Assets Acquired and Liabilities Assumed

        Preliminary estimates of fair value included in the consolidated financial statements, in conformity with ASC No. 820, Fair Value Measurements and Disclosures, represent the Company's best preliminary estimates and preliminary valuations. In accordance with ASC No. 805, Business Combinations, the preliminary allocation of the consideration value is subject to adjustment until the Company has completed its analysis, but not to exceed one year after the date of acquisition, which was October 3, 2016, to provide the Company with the time to complete the valuation of its assets and liabilities. As of March 31, 2017, the Company was in the process of reviewing its assumptions related to (a) the fair value of consideration, pending the finalization of a customary working capital adjustment provision, (b) the finalization of assumptions used to determine the fair value of acquired deferred revenue liabilities, and (c) the finalization of estimates of tax related matters. If the previously identified matters are significant, changes to the Company's allocation of the consideration value to assets acquired and liabilities assumed could result as well as changes concerning amortization expense and revenue.

INOVALON HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. BUSINESS COMBINATIONS (in thousands, except share amounts) (Continued)

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

INOVALON HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. BUSINESS COMBINATIONS (in thousands, except share amounts) (Continued)

        The following table summarizes the activity related to the carrying value of our goodwill during the three months ended March 31, 2017:

Goodwill as of January 1, 2017	$184,557
Measurement period adjustments	—

Goodwill as of March 31, 2017	$184,557

7. STOCKHOLDERS' EQUITY (in thousands, except share amounts and share price)

        Treasury Stock—On May 4, 2016, the Company announced that its Board of Directors authorized a program to repurchase up to $100 million of Inovalon's Class A common stock through December 31, 2016. Repurchases under the Company's share repurchase program have been made in open-market or privately negotiated transactions. The Company has and expects to continue to fund repurchases through a combination of cash on hand, cash generated by operations and sales of short-term investments, if needed. On November 2, 2016, the Company announced that its Board of Directors authorized an expansion of the share repurchase program to repurchase up to an additional $100 million of shares of Inovalon's Class A Common Stock (bringing the total to $200 million) through December 31, 2017. The share repurchase program does not obligate the Company to acquire any particular amount of Class A common stock. During the three months ended March 31, 2017, the Company repurchased 2,141,401 shares of Class A common stock for an aggregate of $25,383 at an average cost of $11.85 per share, excluding commissions. During the year ended December 31, 2016, the Company repurchased 7,508,985 shares of Class A common stock for an aggregate of $106,231 at an average cost of $14.15 per share, excluding commissions. At March 31, 2017, approximately $68,386 remained available to repurchase shares under the share repurchase program. Shares that are repurchased under the repurchase program were recorded as treasury stock, based on the stock trading dates, and are available for future issuance, until retired.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission (the "SEC") on February 23, 2017. Unless we otherwise indicate or the context requires, references to the "Company," "Inovalon," "we," "our," and "us" refer to Inovalon Holdings, Inc. and its consolidated subsidiaries.

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

  •
  the effect of current or future securities class action and other litigation;

  •
  the effect of competition on our business; and

  •
  the efficacy of our platforms and toolsets.

        Forward-looking statements are only current predictions and are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from those anticipated by such statements. These factors include, among other factors, those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, under the heading Part I, Item 1A, "Risk Factors".

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

Overview

        We are a leading technology company providing cloud-based platforms empowering a data-driven transformation from volume-based to value-based models throughout the healthcare industry. Leveraging large-scale data interconnectivity capabilities, large proprietary data sets, advanced analytics, data-driven intervention systems, and deep subject matter expertise, we enable the assessment and improvement of clinical and quality outcomes and financial performance across the healthcare ecosystem. From health plans and provider organizations, to pharmaceutical, medical device, and diagnostics companies, our unique achievement of value is delivered through the effective progression of Turning Data into Insight and Insight into Action®. Providing technology that supports nearly 500 healthcare organizations, Inovalon's platforms are informed by data pertaining to more than 856,000 physicians, 375,000 clinical facilities, and more than 158 million individuals. Currently, our clients include health plans, hospitals, physicians, patients, pharmaceutical companies and researchers.

        Our large proprietary datasets, advanced integration technologies, sophisticated predictive analytics, data-driven intervention platforms, and deep subject matter expertise deliver a seamless, end-to-end capability that brings the benefits of big data and large-scale analytics to the point of care. Driven by data, our data analytics platforms uniquely identify gaps in care, quality, data integrity, and financial performance—while bringing to bear the unique capabilities to resolve them. Providing technology that supports hundreds of healthcare organizations in 98.8% of all U.S. counties and Puerto Rico, Inovalon's cloud-based analytical and data-driven intervention platforms are informed by data pertaining to more than 856,000 physicians, 375,000 clinical facilities, and more than 158 million individuals. Through these capabilities, Inovalon is able to drive high-value impact, improving quality and economics for health plans, ACOs, hospitals, physicians, consumers and pharma/life-sciences researchers.

        We generate the substantial majority of our revenue through the sale or subscription licensing of our cloud-based data analytics, intervention and reporting platforms and related support services.

Recent Developments

Share Repurchase Program Authorization

        On May 4, 2016, we announced that our Board of Directors authorized a program to repurchase up to $100 million of Inovalon's Class A common stock through December 31, 2016. Repurchases under the Company's share repurchase program have been made in open-market or privately negotiated transactions in compliance with Rule 10b-18 of the Exchange Act, subject to market conditions, applicable legal requirements, and other relevant factors. On November 2, 2016, we announced that our Board of Directors authorized an expansion of the share repurchase program to repurchase up to an additional $100 million of shares of Inovalon's Class A common stock (bringing the total to $200 million) through December 31, 2017. As of March 31, 2017, the Company had repurchased an aggregate of 9,650,386 Class A common stock shares for approximately $131.6 million or an average of $13.64 per share. The share repurchase program does not obligate us to acquire any particular amount of Class A common stock.

Quarterly Key Metrics

        We review certain metrics quarterly, including the key metrics shown in the table below. We believe that these metrics are indicative of our overall level of analytical activity and the underlying growth in our business.

	As of March 31,
	2017	2016
	(in thousands)
MORE[2] Registry® dataset metrics(1)
Unique patient count(2)	158,482	132,361
Medical event count(3)	14,016,628	11,300,216
Trailing 12 month Patient Analytics Months (PAM)(1)(4)	28,303,430	22,125,006

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

	Three Months Ended March 31,
	2017	2016
Investment in Innovation:
Research and development(1)	$7,788	$5,932
Capitalized software development(2)	6,140	5,300
Research and development infrastructure investments(3)	3,758	379

Total investment in innovation	$17,686	$11,611

As a percentage of revenue
Research and development(1)	7%	6%
Capitalized software development(2)	6%	5%
Research and development infrastructure investments(3)	3%	—%

Total investment in innovation	16%	11%

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

        Critical accounting policies are those policies that affect our more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements. For a more detailed discussion of our critical accounting policies, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on February 23, 2017.

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

        While we expect our general and administrative expense to increase in absolute dollars as we expand our business we also expect general and administrative expense, as a percentage of revenue, to decrease, as compared to the year ended December 31, 2016, for the foreseeable future.

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

Realized Gains (Losses) on Short-term Investments

        Realized gains (losses) on short-term investments consist of gains and losses realized upon the sale of certain of the Company's available-for-sale securities, prior to their maturity. The gains and losses were incurred as the value of the available-for-sale securities declined from the date of purchase to the date of sale.

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
2016-09"). Excluding discrete items impacting the effective tax rate, we are expecting our long-term tax rate to reflect the applicable statutory rates.

RESULTS OF OPERATIONS

        The following table sets forth our consolidated statement of operations data for each of the periods presented (in thousands, except percentages):

	Three Months Ended March 31,
			Change from 2016 to 2017
	2017	2016	$	%
Revenue	$108,306	$102,657	$5,649	6%
Expenses:
Cost of revenue(1)	38,285	41,923	(3,638)	(9)%
Sales and marketing(1)	7,587	6,559	1,028	16%
Research and development(1)	7,788	5,932	1,856	31%
General and administrative(1)	35,845	36,552	(707)	(2)%
Depreciation and amortization	12,485	8,394	4,091	49%

Total operating expenses	101,990	99,360	2,630	3%

Income from operations	6,316	3,297	3,019	92%

Other income and (expenses):
Realized losses on short-term investments	—	(4)	*	* %
Gain on disposal of equipment	—	534	*	* %
Interest income	1,338	1,442	(104)	7%
Interest expense	(1,413)	(1,259)	(154)	12%

Income before taxes	6,241	4,010	2,231	56%
Provision for income taxes	2,599	1,645	954	58%

Net income	$3,642	$2,365	$1,277	54%

(1) Includes stock-based compensation expense as follows:
Cost of revenue	$305	$119	$186	156%
Sales and marketing	390	154	236	153%
Research and development	273	242	31	13%
General and administrative	2,629	1,577	1,052	67%

Total stock-based compensation expense	$3,597	$2,092	$1,505	72%

*
Asterisk denotes not meaningful.

        The following table sets forth our consolidated statement of operations data for each of the periods presented as a percentage of revenue:

	Three Months Ended March 31,
	2017	2016
Revenue	100%	100%
Expenses:
Cost of revenue	35%	41%
Sales and marketing	7%	6%
Research and development	7%	6%
General and administrative	33%	36%
Depreciation and amortization	12%	8%

Total operating expenses	94%	97%

Income from operations	6%	3%

Other income and (expenses):
Realized losses on short-term investments	—%	* %
Gain on disposal of equipment	—%	1%
Interest income	1%	1%
Interest expense	(1)%	(1)%

Income before taxes	6%	4%
Provision for income taxes	2%	2%

Net income	4%	2%

Comparison of the Three Months Ended March 31, 2017 and 2016

Revenue

        Revenue during the three months ended March 31, 2017 increased by approximately $5.6 million, compared with the three months ended March 31, 2016. The increase was primarily attributable to revenue from new and existing clients of approximately $8.7 million offset by a net decrease of approximately $3.1 million in revenue from existing clients.

Cost of Revenue

        During the three months ended March 31, 2017, cost of revenue decreased by approximately $3.6 million, or 9%, compared with the three months ended March 31, 2016. The $3.6 million decrease in cost of revenue was primarily due to technology-enabled product platform efficiency initiatives and the composition of a greater volume of data-driven analytics as a percentage of revenue. Cost of revenue as a percentage of revenue was 35% and 41% for the three months ended March 31, 2017 and 2016, respectively.

Sales and Marketing

        During the three months ended March 31, 2017, sales and marketing expenses increased by approximately $1.0 million, or 16%, compared with the three months ended March 31, 2016. The increase was primarily attributable to our investment in the growth of our sales team, related sales infrastructure tools, and marketing programs. The growth of our sales and marketing team was driven by our investment in new sales personnel to focus on adding new clients and capturing an increased amount of the market opportunity.

Research and Development

        During the three months ended March 31, 2017, research and development expense increased by approximately $1.9 million, or 31%, compared with the three months ended March 31, 2016. The increase was primarily attributable to growth in employee-related expenses necessary to support our on-going investment in innovation and platform development compared to the prior period.

General and Administrative

        During the three months ended March 31, 2017, general and administrative expenses decreased by approximately $0.7 million, or 2%, compared with the three months ended March 31, 2016. General and administrative expenses for the three months ended March 31, 2017 decreased approximately $2.5 million primarily as a result of a decline in employee-related expenses attributable to the Company's initiative to streamline administrative infrastructure and was partially offset by incremental expenses of $1.8 million attributable to the acquisition of Creehan.

Depreciation and Amortization

        During the three months ended March 31, 2017, depreciation and amortization expense increased by approximately $4.1 million, or 49%, compared with the three months ended March 31, 2016. The increase is primarily attributable to approximately $2.1 million of incremental amortization of capitalized software, and $2.0 million of amortization of intangible assets related to the acquisition of Creehan, as compared with the three months ended March 31, 2016.

Gain on Disposal of Equipment

        During the three months ended March 31, 2017, there were no equipment disposals.

        During the three months ended March 31, 2016, we replaced certain data-center equipment. The replacement of the equipment was covered under our insurance and the cost of our replacement equipment was reimbursed by our insurance carrier. As a result, the disposal and replacement of the equipment resulted in a gain of $0.5 million during the three months ended March 31, 2016.

Interest Income

        During the three months ended March 31, 2017, interest income decreased by approximately $0.1 million, compared with the three months ended March 31, 2016. A portion of our available-for-sale short-term investments have been used to fund strategic initiatives such as the acquisition of Creehan and the share repurchase program. The decrease in our interest income is attributable to the decline in the overall value of our available-for-sale short term investment portfolios that resulted in a decrease in earnings derived from our available-for-sale short-term investments.

Interest Expense

        During the three months ended March 31, 2017, interest expense increased by approximately $0.2 million, compared with the three months ended March 31, 2016, respectively. The increase in interest expense was attributable to an increase in interest rate on our Term Loan Facility (as defined below under the heading "Liquidity and Capital Resources—Debt") which is variable and fluctuates alongside changes to LIBOR.

Provision for Income Taxes

        During the three months ended March 31, 2017, provision for income taxes increased by approximately $1.0 million, or 59%, compared to the three months ended March 31, 2016. Our statutory tax rate for the three months ended March 31, 2017 was approximately 39%, exclusive of $0.2 million of excess tax shortfalls related to equity events that occurred during the three months ended March 31, 2017, as compared to approximately 41% for the three months ended March 31, 2016. Our effective tax rate for the three months ended March 31, 2017, including $0.2 million of excess tax shortfalls related to equity events that occurred during the three months ended March 31, 2017,was approximately 41%, as compared to approximately 41% for the three months ended March 31, 2016.

Liquidity and Capital Resources

  Sources of Liquidity

        Our principal source of liquidity has been cash generated by operating activities, proceeds from our initial public offering and proceeds from our Credit Facilities. Our cash generated from such means has been sufficient to fund our growth, including our capital expenditures. As of March 31, 2017, our cash, cash equivalents and short-term investments totaled $533.3 million, of which $385.4 million represented short-term, available-for-sale, investment grade, domestic debt-securities, compared to $738.5 million of cash, cash equivalents, and short-term investments as of March 31, 2016, of which $611.6 million represented short-term, available-for-sale, investment grade, domestic debt-securities.

        We believe our current cash, cash equivalents, and short-term investments balance, expected cash generated by operating activities and availability of cash under our Credit Facilities are sufficient to fund our operations, finance our strategic initiatives, fund our investment in innovation and new service offerings, and fund our share repurchase program, for the foreseeable future. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our Credit Facilities.

  Debt

        On September 19, 2014, we entered into a Credit and Guaranty Agreement with a group of lenders including Goldman Sachs Bank USA, as administrative agent (the "Credit Agreement"). The terms of the Credit Agreement provide-for credit facilities in the aggregate maximum principal amount of $400.0 million, consisting of a senior unsecured term loan facility in the original principal amount of $300.0 million (the "Term Loan Facility") and a senior unsecured revolving credit facility in the maximum principal amount of $100.0 million (the "Revolving Credit Facility" and, together with the Term Loan Facility, the "Credit Facilities"). As of March 31, 2017, we had outstanding indebtedness under the Term Loan Facility and capital lease obligations of approximately $258.8 million and approximately $0.3 million, respectively, and had outstanding indebtedness under our Term Loan Facility and capital lease obligations of approximately $277.5 million and approximately $0.4 million, respectively, as of March 31, 2016. No amounts were outstanding under the Revolving Credit Facility as of March 31, 2017 or March 31, 2016. The Term Loan Facility has a five-year term and is an amortizing facility with principal payments quarterly and interest payments monthly. Scheduled principal payments totaling $7.5 million and scheduled interest payments totaling approximately $1.4 million were paid during the three months ended March 31, 2017. As of March 31, 2017, we were in compliance with the covenants under the Credit Agreement.

  Cash Flows

  Operating Cash Flow Activities

        Cash provided by operating activities during the three months ended March 31, 2017 was approximately $2.3 million, representing a decrease in cash inflow of approximately $12.0 million compared with the three months ended March 31, 2016. Cash provided by operating activities was driven by net income of approximately $3.6 million, as adjusted for the exclusion of non-cash expenses totaling approximately $16.6 million, and offset by approximately $17.9 million related to the effect of changes in working capital and other balance sheet accounts.

  Investing Cash Flow Activities

        Cash provided by investing activities during the three months ended March 31, 2016 was approximately $51.0 million compared with cash used in investing activities of approximately $2.2 million during the three months ended March 31, 2016. The cash provided by investing activities was primarily due to proceeds generated from sales and maturities of available-for-sale securities, net of purchases, of approximately $59.6 million and was partially offset by approximately $8.6 million of investments in property and equipment and capitalized software.

        We make investments in innovation, including research and development expense, capital software development costs, and research and development infrastructure investments, on a recurring basis. We expect our investment in innovation to increase in the foreseeable future to support our continued growth and new service offerings.

  Financing Cash Flow Activities

        Cash used in financing activities during the three months ended March 31, 2017 was approximately $33.2 million, compared with cash provided by financing activities of approximately $0.8 million during the three months ended March 31, 2016. The cash used in financing activities during the three months ended March 31, 2017 was primarily comprised of approximately $25.4 million related to share repurchases, approximately $7.5 million for the repayment of Credit Facility borrowings.

        We have funded and expect to continue to fund repurchases of shares of Class A common stock under our share repurchase program through a combination of cash on hand, cash generated by operations and sales of short-term investments, if needed. During the three months ended March 31, 2017, the Company repurchased an aggregate of 2,141,401 shares of Class A common stock for approximately $25,383 or an average purchase price of $11.85 per share, excluding commissions. As of March 31, 2017, the Company had repurchased an aggregate of 9,650,386 shares of Class A common stock for approximately $131.6 million or an average of $13.64 per share, excluding commissions. As of March 31, 2017, approximately $68.4 million remained available to repurchase shares under the share repurchase program. The share repurchase program does not obligate us to acquire any particular amount of Class A common stock.

  Contractual Obligations

        During the three months ended March 31, 2017, there have been no material changes, outside of the ordinary course of business, in our contractual obligations previously disclosed under the caption "Contractual Obligations" in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 23, 2017.

Off-Balance Sheet Arrangements

        As of March 31, 2017, we did not have any off-balance sheet arrangements.

Recently Issued Accounting Standards

        Recently issued accounting standards and their expected impact, if any, are discussed in Note 1, "Basis of Presentation", in the notes to our unaudited condensed consolidated financial statements, included under Item 1 within this Quarterly Report on Form 10-Q and in Note 2, "Summary of Significant Accounting Policies," in the notes to our consolidated financial statements, included under Item 15 within our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 23, 2017.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        Variable Rate Debt Risk.    Our variable rate debt includes our Term Loan Facility and our Revolving Credit Facility. As of March 31, 2017, we had $258.8 million outstanding under our Term Loan Facility at an effective interest rate of approximately 2.2%. As a result, if market interest rates were to increase by 1.0%, or 100 basis points, interest expense would decrease future earnings and cash flows, net of estimated tax benefits, by approximately $1.6 million annually, assuming that we do not enter into contractual hedging arrangements. As of March 31, 2017, there was no balance outstanding on the Revolving Credit Facility.

        Marketable Securities Risk.    We had short-term investment portfolios, including cash held in money market funds, totaling approximately $471.0 million as of March 31, 2017. This amount was invested primarily in marketable securities including corporate notes and bonds, U.S. agency obligations, commercial paper, U.S. treasury securities, certificates of deposit and money market funds. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

        Our short-term investments are subject to market risk due to changes in interest rates, which could affect our results of operations. Fixed rate securities may have their market value adversely affected due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fluctuate due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However because we classify our marketable securities as "available-for-sale," no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary.

        An immediate increase of 100-basis points in interest rates would have resulted in an approximate $1.5 million market value reduction in our investment portfolio as of March 31, 2017. An immediate decrease of 100-basis points in interest rates would have increased the market value by approximately $5.7 million as of March 31, 2017. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in accumulated other comprehensive income (loss), and are realized only if we sell the underlying securities prior to their maturity.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer ("CEO") and chief financial officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that, as of March 31, 2017, our disclosure controls and procedures were designed at a reasonable assurance level to ensure that material information relating to Inovalon Holdings, Inc., including its consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and that our disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control

        There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        See "Note 5—Commitments and Contingencies" in the Notes to our unaudited condensed consolidated financial statements included under Part I, Item 1 within this Quarterly Report on Form 10-Q.

Item 1A.    Risk Factors

        For a discussion of potential risks and uncertainties related to our Company see the information in Part I, Item 1A ("Risk Factors") of our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

  Unregistered Sales of Equity Securities

        None.

  Use of Proceeds from Registered Securities

        On February 18, 2015, we completed our initial public offering ("IPO") of 22,222,222 shares of Class A common stock and, upon the underwriters' exercise of their option to purchase additional shares, issued an additional 3,142,581 shares of Class A common stock for a total of 25,364,803 shares issued. All of the shares issued in the IPO were primary shares offered by us as none of our stockholders sold any shares in the IPO. The offering price of the shares sold in the IPO was $27.00 per share, resulting in net proceeds to us, after underwriters' discounts and commissions and other expenses payable by us, of $639.1 million. All of the shares were sold pursuant to our registration statement on Form S-1, as amended (File No. 333-201321), that was declared effective by the SEC on February 11, 2015. Goldman, Sachs & Co., Morgan Stanley & Co. LLC, and Citigroup Global Markets Inc. acted as joint book-running managers for the IPO and as representatives of the underwriters. The principal purposes of our IPO were to create a public market for our Class A common stock and thereby enable future access to the public equity markets by us and our stockholders, and obtain additional capital. On September 1, 2015, we used approximately $126.2 million of the net proceeds from the IPO to complete the acquisition of Avalere Health, Inc. On October 1, 2016, we committed $120.0 million as partial consideration for our acquisition of Creehan. Through March 31, 2017, in aggregate, we have used approximately $131.6 million of the net proceeds from the IPO to repurchase outstanding Class A common shares under our share repurchase program. We intend to use the remaining net proceeds to us from our IPO for working capital and other general corporate purposes; other than funding the share repurchase program, we do not currently have any specific uses of the remaining net proceeds. Additionally, we may use a portion of the remaining net proceeds for additional acquisitions of complementary businesses, technologies, or other assets, or to repay outstanding indebtedness.

  Purchases of Equity Securities by the Issuer or Affiliated Purchasers

        The following table presents a summary of share repurchases made by the Company during the quarter ended March 31, 2017:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or approximate dollar value) that May Yet be Purchased under the Plans or Programs(2)
January	151,905		$10.70	151,905	$92,143,475
February	175,323		11.81	175,323	$90,072,831
March	1,830,745	(1)	11.95	1,814,173	$68,385,510

Total	2,157,973		$11.86	2,141,401	$68,385,510

(1)
On March 1, 2017, we directed the administrator of the Company's Employee Stock Purchase Plan ("ESPP") to purchase 16,572 shares of Class A common stock in the open market for a total of approximately $0.2 million, for issuance to the ESPP participants at a discounted price of $10.21 per share. The Company may, in its discretion, based on market conditions, relative transaction costs and the Company's need for additional capital, continue to instruct the plan administrator to make semi-annual open market purchases of Class A common stock for ESPP participants to coincide with the ESPP's designated semi-annual purchase dates.

(2)
On May 4, 2016, we announced that our Board of Directors authorized a program to repurchase up to $100 million of Inovalon's Class A common stock through December 31, 2016. On November 2, 2016, we announced that our Board of Directors authorized an expansion of the share repurchase program to repurchase up to an additional $100 million of shares of Inovalon's Class A common stock (bringing the total to $200 million) through December 31, 2017. As of March 31, 2017, the Company had repurchased 9,650,386 shares at an average purchase price of $13.64 per share for a total purchase price of approximately $131.6 million under this program. The Company intends to use a combination of cash on hand, cash generated by operations and sales of short-term investments to fund additional repurchases under this program through open market or privately negotiated transactions.

Item 3.    Defaults Upon Senior Securities

        Not applicable.

Item 4.    Mine Safety Disclosures

        Not applicable.

Item 5.    Other Information

        None.

Item 6.    Exhibits

EXHIBIT INDEX

Exhibit Number		Description of Document
10.1	*	Form of Long-Term Incentive Restricted Stock Bonus Award.

31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase

101.LAB	*	XBRL Taxonomy Extension Label Linkbase

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase

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

Date: May 4, 2017	INOVALON HOLDINGS, INC.
	By:	/s/ KEITH R. DUNLEAVY, M.D. Keith R. Dunleavy, M.D. Chief Executive Officer & Chairman (Principal Executive Officer)
	By:	/s/ CHRISTOPHER E. GREINER Christopher E. Greiner Chief Financial & Operating Officer (Principal Financial Officer)