Form 10-Q
period 2017-06-30
Inovalon Holdings, Inc.
filed 2017-08-03
CIK 1619954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-36841
_______________________________________________________
INOVALON HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
_______________________________________________________

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of July 28, 2017, the registrant had 63,313,515 shares of Class A common stock outstanding and 82,498,213 shares of Class B common stock outstanding.

INOVALON HOLDINGS, INC.
FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017

PART I—FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements
INOVALON HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$192,012	$127,683
Short-term investments	339,536	445,315
Accounts receivable (net of allowances of $5,817 and $5,865 at June 30, 2017 and December 31, 2016, respectively)	95,698	85,591
Prepaid expenses and other current assets	10,851	12,100
Income tax receivable	7,837	15,165
Total current assets	645,934	685,854
Non-current assets:
Property, equipment and capitalized software, net	86,898	76,420
Goodwill	185,559	184,557
Intangible assets, net	96,027	103,549
Other assets	5,277	2,964
Total assets	$1,019,695	$1,053,344
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$26,134	$16,474
Accrued compensation	14,052	15,211
Other current liabilities	8,973	9,468
Deferred revenue	11,860	11,850
Deferred rent	1,118	1,016
Credit facilities	37,500	30,000
Capital lease obligation	117	115
Total current liabilities	99,754	84,134
Non-current liabilities:
Credit facilities, less current portion	213,750	236,250
Capital lease obligation, less current portion	155	215
Deferred rent	911	1,457
Other liabilities	15,007	13,158
Deferred income taxes	32,312	34,553
Total liabilities	361,889	369,767
Commitments and contingencies (Note 5)
Stockholders' equity:
Common stock, $0.000005 par value, 900,000,000 shares authorized, zero shares issued and outstanding at each of June 30, 2017 and December 31, 2016, respectively	—	—
Class A common stock, $0.000005 par value, 750,000,000 shares authorized; 75,164,389 shares issued and 63,958,397 shares outstanding at June 30, 2017; 72,271,298 shares issued and 64,786,705 shares outstanding at December 31, 2016	—	—
Class B common stock, $0.000005 par value, 150,000,000 shares authorized; 82,498,213 shares issued and outstanding at June 30, 2017; 83,303,628 shares issued and outstanding at December 31, 2016	1	1
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, zero shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	—	—
Additional paid-in-capital	526,363	516,300
Retained earnings	283,215	274,087
Treasury stock, Class A common stock, at cost, 11,205,992 and 7,508,985 shares at June 30, 2017 and December 31, 2016, respectively	(151,404)	(106,231)
Other comprehensive loss	(369)	(580)
Total stockholders' equity	657,806	683,577
Total liabilities and stockholders' equity	$1,019,695	$1,053,344

See notes to condensed consolidated financial statements.

INOVALON HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per-share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$110,578	$123,825	$218,884	$226,482
Expenses:
Cost of revenue(1)	37,198	43,214	75,483	85,137
Sales and marketing(1)	8,849	6,116	16,436	12,675
Research and development(1)	7,282	7,711	15,070	13,643
General and administrative(1)	35,874	31,461	71,719	68,013
Depreciation and amortization	12,479	8,496	24,964	16,890
Total operating expenses	101,682	96,998	203,672	196,358
Income from operations	8,896	26,827	15,212	30,124
Other income and (expenses):
Realized losses on short-term investments	—	(1)	—	(5)
(Loss) Gain on disposal of equipment	(138)	—	(138)	534
Interest income	1,342	1,532	2,680	2,974
Interest expense	(1,519)	(1,245)	(2,932)	(2,504)
Income before taxes	8,581	27,113	14,822	31,123
Provision for income taxes	3,095	10,862	5,694	12,507
Net income	$5,486	$16,251	$9,128	$18,616
Net income attributable to common stockholders, basic and diluted	$5,338	$16,179	$8,913	$18,537
Net income per share attributable to common stockholders, basic and diluted:
Basic net income per share	$0.04	$0.11	$0.06	$0.12
Diluted net income per share	$0.04	$0.11	$0.06	$0.12
Weighted average shares of common stock outstanding:
Basic	142,632	151,712	143,680	151,497
Diluted	143,072	152,706	144,123	152,548
________________________________________________

(1)	Includes stock-based compensation expense as follows:
	Cost of revenue	$410	$121	$715	$240
	Sales and marketing	505	152	895	306
	Research and development	307	499	580	741
	General and administrative	2,525	1,364	5,154	2,941
	Total stock-based compensation expense	$3,747	$2,136	$7,344	$4,228

See notes to condensed consolidated financial statements.

INOVALON HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$5,486	$16,251	$9,128	$18,616
Other comprehensive income:
Realized losses on short-term investments reclassified from accumulated other comprehensive income, net of tax of $0, ($1), $0 and ($2), respectively	—	—	—	3
Net change in unrealized gains on available-for-sale investments, net of tax of $136, ($1,242), $272 and ($1,802), respectively	35	133	211	2,518
Comprehensive income	$5,521	$16,384	$9,339	$21,137

See notes to condensed consolidated financial statements.

INOVALON HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$9,128	$18,616
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	7,344	4,228
Depreciation	17,442	13,236
Amortization of intangibles	7,522	3,654
Amortization of premiums on short-term investments	1,017	1,752
Realized losses on short-term investments	—	5
Tax payments for equity award issuances	—	95
Deferred income taxes	(2,513)	(654)
Excess tax benefits from stock-based compensation	—	(1,068)
Loss (Gain) on disposal of equipment	138	(534)
Changes in assets and liabilities:
Accounts receivable	(10,107)	(13,467)
Prepaid expenses and other current assets	683	(960)
Income taxes receivable	7,328	9,471
Other assets	(2,313)	56
Accounts payable	5,660	(7,655)
Accrued compensation	112	(228)
Other liabilities	114	5,262
Deferred rent	(446)	(352)
Deferred revenue	10	949
Net cash provided by operating activities	41,119	32,406
Cash flows from investing activities:
Sales and maturities of short-term investments	105,245	164,767
Purchases of short-term investments	—	(132,157)
Purchases of property and equipment	(9,180)	(8,263)
Investment in capitalized software	(15,394)	(8,849)
Net cash provided by investing activities	80,671	15,498
Cash flows from financing activities:
Repurchase of common stock	(45,173)	—
Repayment of credit facility borrowings	(15,000)	(7,500)
Proceeds from exercise of stock options	3,016	4,415
Capital lease obligations paid	(58)	(31)
Tax payments for equity award issuances	(246)	(95)
Excess tax benefits from stock-based compensation	—	1,068
Net cash used in financing activities	(57,461)	(2,143)
Increase in cash and cash equivalents	64,329	45,761
Cash and cash equivalents, beginning of period	127,683	114,034
Cash and cash equivalents, end of period	$192,012	$159,795
Supplementary cash flow disclosure:
Cash paid during the period for:
Income taxes, net of refunds	$379	$3,594
Interest	2,840	2,380
Non-cash investing activities:
Accruals for purchases of property, equipment	4,773	376
Accruals for investment in capitalized software	1,302	226

See notes to condensed consolidated financial statements.

INOVALON HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared by Inovalon Holdings, Inc. (the "Company") in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial reporting and as required by Rule 10-01 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements may not include all of the information and notes required by GAAP for audited financial statements. The year-end December 31, 2016 condensed consolidated balance sheet data included herein was derived from audited financial statements but does not include all disclosures required by GAAP for complete financial statements. In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of items of a normal and recurring nature, necessary to present fairly the Company's financial position as of June 30, 2017, the results of operations and comprehensive income for the three and six month periods ended June 30, 2017 and 2016, and cash flows for the six months ended June 30, 2017 and 2016. The results of operations for the three and six month periods ended June 30, 2017 and 2016 are not necessarily indicative of the results to be expected for the full year. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities, and related disclosures, as of the date of the financial statements, and the amounts of revenue and expenses reported during the period. Actual results could differ from estimates. The information contained herein should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 (the "2016 Form 10-K").
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
Recently Issued Accounting Standards
There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company's consolidated financial statements and note disclosures, from those disclosed in the 2016 Form 10-K, that would be expected to impact the Company except for the following:
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers and subsequent clarifying guidance ("ASU 2014-09"). This revenue recognition guidance supersedes existing GAAP guidance, including most industry-specific guidance. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance identifies five steps to apply in achieving this principle. ASU 2014-09 is effective for fiscal years beginning after December 15, 2017. ASU 2014-09 may be applied either retrospectively or through the use of a modified-retrospective method. The Company is in the process of finalizing our contract review at which point, the Company will evaluate the method of adoption, the impact to the consolidated financial statements, changes to our systems and internal control over financial reporting in response to the new standard. The Company anticipates that this standard may have a material impact on the consolidated financial statements with respect to additional disclosures related to qualitative and quantitative information concerning the nature, amount, timing, and any uncertainty of revenue and cash flows from contracts with customers, the capitalization of costs of commissions, upfront contract costs, and other contract acquisition-based and contract fulfillment costs on the consolidated balance sheets. The Company expects to make a determination as to the timing and method of adoption in the second half of 2017 and will adopt the requirements of the new standard in the first quarter of 2018.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The new standard narrows the definition of a business and provides a framework for evaluation. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.
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
2. NET INCOME PER SHARE (in thousands, except per share amounts)
Holders of all outstanding classes of common stock participate ratably in earnings on an identical per share basis as if all shares were a single class. Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares of common stock (Class A common stock and Class B common stock) outstanding during the period. Diluted EPS is computed by dividing net income by the sum of the weighted average number of shares of common stock outstanding and potentially dilutive securities outstanding during the period under the treasury stock method. Potentially dilutive securities include stock options, restricted stock units ("RSUs") and restricted stock awards ("RSAs"). Under the treasury stock method, dilutive securities are assumed to be exercised at the beginning of the periods and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Securities are excluded from the computations of diluted earnings per share if their effect would be anti-dilutive to EPS.
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
The following table reconciles the weighted average shares outstanding for basic and diluted EPS for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Basic
Numerator:
Net income	$5,486	$16,251	$9,128	$18,616
Undistributed earnings allocated to participating securities	(148)	(72)	(215)	(79)
Net income attributable to common stockholders	$5,338	$16,179	$8,913	$18,537
Denominator:
Weighted average shares used in computing net income per share attributable to common stockholders—basic	142,632	151,712	143,680	151,497
Net income per share attributable to common stockholders—basic	$0.04	$0.11	$0.06	$0.12
Diluted
Numerator:
Net income attributable to common stockholders	$5,338	$16,179	$8,913	$18,537
Denominator:
Number of shares used for basic EPS computation	142,632	151,712	143,680	151,497
Effect of dilutive securities	440	994	443	1,051
Weighted average shares used in computing net income per share attributable to common stockholders—diluted	143,072	152,706	144,123	152,548
Net income per share attributable to common stockholders—diluted	$0.04	$0.11	$0.06	$0.12

The computation of diluted EPS does not include certain unvested awards, on a weighted average basis, for the three and six months ended June 30, 2017 and 2016, respectively, because their inclusion would have an anti-dilutive effect on EPS. The awards excluded because of their anti-dilutive effect are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Awards excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive	135	116	213	131
3. SHORT-TERM INVESTMENTS (in thousands)
As of June 30, 2017, short-term investments consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Corporate notes and bonds	$291,494	$65	$(454)	$291,105
U.S. agency obligations	27,857	3	(53)	27,807
U.S. treasury securities	20,736	—	(112)	20,624
Total available-for-sale securities	$340,087	$68	$(619)	$339,536
As of December 31, 2016, short-term investments consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Corporate notes and bonds	$349,571	$36	$(918)	$348,689
U.S. agency obligations	34,864	22	(78)	34,808
U.S. treasury securities	53,681	6	(100)	53,587
Commercial paper	6,312	—	(3)	6,309
Certificates of deposit	1,921	1	—	1,922
Total available-for-sale securities	$446,349	$65	$(1,099)	$445,315
The following table summarizes the estimated fair value of our short-term investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of the dates shown:

	June 30, 2017	December 31, 2016
Due in one year or less	$192,204	$176,696
Due after one year through three years	147,332	268,619
Total	$339,536	$445,315
The Company has certain available-for-sale securities in a gross unrealized loss position. The Company reviews its debt securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial position and near-term prospects of the issuer and the Company's intent to sell, or whether it is more likely than not the Company will be required to sell the investment before recovery of the investment's amortized-cost basis. If the Company determines that an other-than-temporary decline exists, or if write downs related to credit losses are necessary, in one of these securities, the unrealized losses attributable to the respective investment would be reclassified to realized losses on short-term investments within the statement of operations. There were no impairments considered other-than-temporary as of June 30, 2017.

The following table shows the fair values and the gross unrealized losses of available-for-sale securities that were in a gross unrealized loss position, as of June 30, 2017, aggregated by investment category:

	Estimated Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$225,931	$(454)
U.S. agency obligations	17,795	(53)
U.S. treasury securities	20,624	(112)
	$264,350	$(619)
4. FAIR VALUE MEASUREMENTS (in thousands)
The following table presents the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2017:

	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market funds	$61,707	$—	$—	$61,707
Short-term investments:
Corporate notes and bonds	—	291,104	—	291,104
U.S. agency obligations	—	27,808	—	27,808
U.S. treasury securities	—	20,624	—	20,624
Certificates of deposit	—	—	—	—
Liabilities:
Contingent consideration	—	—	(13,900)	(13,900)
Total	$61,707	$339,536	$(13,900)	$387,343
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

The following table presents our financial instruments measured at fair value using unobservable inputs (Level 3):

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	June 30, 2017	December 31, 2016
Balance, beginning of period	$(12,600)	$(2,300)
Accretion expense (recognized in general and administrative expenses)	(1,300)	(706)
Settlement (payment) of liability	—	3,006
Contingent consideration attributable to Creehan acquisition	—	(12,600)
Total	$(13,900)	$(12,600)
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
On June 24, 2016, a purported securities class action complaint (Xiang v. Inovalon Holdings, Inc., et.al., No. 1:16-cv-04923) was filed in the United States District Court for the Southern District of New York against the Company, certain officers, directors and underwriters in the Company's initial public offering (the "Complaint"). The Complaint was brought on behalf of a purported class consisting of all persons or entities who purchased shares of the Company's Class A common stock pursuant or traceable to the Registration Statement relating to the Company's initial public offering on February 18, 2015. The Complaint asserted violations of Sections 11 and 15 of the Securities Act based on allegedly false or misleading statements and omissions with respect to, among other things, the Company's revenues from sales in the city and state of New York and the Company's effective tax rate. The Complaint sought certification as a class action and unspecified compensatory damages plus interest and attorneys' fees. On June 28, 2016, a nearly identical complaint was filed in the same court captioned Patel v. Inovalon Holdings, Inc., et. al., No. 1:16-cv-05065. On July 5, 2016, the court consolidated the Xiang and Patel actions. On September 20, 2016, the court appointed a lead plaintiff and lead counsel. On December 21, 2016, lead plaintiff filed a consolidated class action complaint (the "Amended Complaint") purporting to assert violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended, based on allegedly false or misleading statements and omissions with respect to substantially the same topics as alleged in the Complaint. On February 21, 2017, and as required by the court's individual practices, the Company invoked the pre-motion process required prior to filing a motion to dismiss. On May 23, 2017, the court issued a decision and order construing the pre-motion letter submitted by the defendants as a motion to dismiss, granting dismissal of the Section 12 claims against the individual defendants, but denying dismissal of the remaining claims. On June 6, 2017, defendants filed a joint motion for reconsideration and supporting memorandum of law seeking reconsideration of the court’s decision and arguing that plaintiff’s claims are time-barred. Also on June 6, 2017, defendants submitted a letter to the court requesting, in the alternative to the motion for reconsideration, a pre-motion conference concerning defendants’ anticipated motion for certification of an interlocutory appeal to resolve a controlling question of law. The motion for reconsideration and letter seeking a pre-motion conference are both still pending before the court. On July 11, 2017, the Company and its officers and directors filed their answer to the Amended Complaint denying that plaintiffs are entitled to any relief. On July 28, 2017, the court issued a decision and order denying both the motion for reconsideration and defendant’s request for an interlocutory appeal. In light of, among other things, the early stage of the litigation, the Company is unable to predict the outcome of these consolidated actions and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from this proceeding.
On February 16, 2017, an order was entered unsealing a relator's civil False Claims Act qui tam complaint in the matter of U.S. ex rel. Benjamin Poehling, individually (Civil Action No: 11-cv-0258-A). The action was filed on October 27, 2011 in the Western District of New York. The case names 15 defendants, one of which is MedAssurant, Inc., the Company's former name, and cites the allegedly fraudulent submission of claims for and alleged false statements relating to risk adjustment payments under the federal Medicare program as the basis for the suit. The Company was not aware prior to February 16, 2017, that it was named as one of 15 defendants in this case until the complaint was unsealed. On May 16, 2017, the plaintiff and the U.S. government filed amended complaints. The Company was not named as a defendant in the amended complaints filed on May 16, 2017.
On June 29, 2017, Virginia Rodriquez filed a putative shareholder derivative suit in the Supreme Court of the State of New York, County of Westchester, against certain of the Company’s present and former directors and officers (the “Derivative Complaint”). The Company was named as a nominal defendant. The Derivative Complaint makes allegations similar to the allegations in the securities class action Amended Complaint described above and asserts claims for breach of fiduciary duty, unjust enrichment, abuse of control and gross mismanagement, and seeks unspecified damages, an order directing the Company "to reform and improve" certain corporate governance and internal procedures, restitution from the defendants and disgorgement of all profits, benefits and other compensation received and costs and disbursements incurred in connection with the action, including attorneys' fees. The Company is a nominal defendant in the derivative action and, in light of, among other things, the early stage of the litigation, the Company is unable to predict the outcome of this action and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from this proceeding.
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
A summary of the preliminary composition of the stated purchase price and fair value of the stated purchase price is as follows:

Share Purchase Agreement purchase price	$130,000
Working capital adjustment	755
Subtotal	130,755
Fair value adjustments:
Marketability restrictions on equity consideration	(2,236)
Contingent consideration probability of achievement adjustment.	(12,400)
Post-acquisition compensation expense	(5,952)
Total fair value purchase price	$110,167
During the six months ended June 30, 2017, the Company finalized the working capital adjustment resulting in an increase to goodwill of approximately $1 million from the initial purchase price allocation. After adjusting for this difference the composition of the fair value of the consideration transferred is as follows:

Cash	$89,370
Issuance of Class A common stock	7,764
Working capital adjustment payable	433
Contingent consideration	12,600
Total fair value purchase price	$110,167

Recording of Assets Acquired and Liabilities Assumed
Preliminary estimates of fair value included in the consolidated financial statements, in conformity with ASC No. 820, Fair Value Measurements and Disclosures, represent the Company's best preliminary estimates and preliminary valuations. In accordance with ASC No. 805, Business Combinations, the preliminary allocation of the consideration value is subject to adjustment until the Company has completed its analysis, but not to exceed one year after the date of acquisition, which was October 3, 2016, to provide the Company with the time to complete the valuation of its assets and liabilities. As of June 30, 2017, the Company was in the process of reviewing its assumptions related to (a) the finalization of assumptions used to determine the fair value of acquired deferred revenue liabilities, and (b) the finalization of estimates of tax related matters. If the previously identified matters are significant, changes to the Company's allocation of the consideration value to assets acquired and liabilities assumed could result as well as changes concerning amortization expense and revenue.
The following table summarizes the preliminary purchase price allocation to assets acquired and liabilities assumed, including identification of measurement period adjustments:

Preliminary Recorded Value
Cash and cash equivalents	$861
Accounts receivable	9,048
Other current assets	171
Property, equipment and capitalized software	641
Intangible assets(1)	50,900
Goodwill(2)	51,989
Total assets acquired	113,610
Current liabilities	(1,007)
Deferred revenue	(2,436)
Total liabilities assumed	(3,443)
Net assets acquired	$110,167
______________________________________

(1)	Identifiable intangible assets were measured using a combination of an income approach and a market approach.

(2)
Goodwill is the excess of the consideration transferred over the net assets recognized and represents the future economic benefits, primarily as a result of other assets acquired that could not be individually identified and separately recognized. Goodwill is not amortized. The goodwill attributable to the Creehan acquisition is deductible for tax purposes.

The amounts preliminarily attributed to identified intangible assets are summarized in the table below:

	Weighted Average Useful Life	Recorded Value
Customer relationships	8 years	$36,500
Tradename	4 years	4,000
Technology	4 years	8,800
In-process Research and Development	indefinite	1,600
Total intangible assets		$50,900
The following table summarizes the activity related to the carrying value of our goodwill during the six months ended June 30, 2017:

Goodwill as of January 1, 2017	$184,557
Measurement period adjustments	1,002
Goodwill as of June 30, 2017	$185,559
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
During the three months ended June 30, 2017, the Company repurchased 1,555,606 shares of Class A common stock for an aggregate cost of $19,789 at an average cost of $12.72 per share, excluding commissions. During the six months ended June 30, 2017, the Company repurchased 3,697,007 shares of Class A common stock, for an aggregate cost of $45,173 at an average cost of $12.22 per share, excluding commissions. At June 30, 2017, approximately $48,596 remained available to repurchase shares under the share repurchase program. Shares that are repurchased under the repurchase program were recorded as treasury stock, based on the stock trading dates, and are available for future issuance, until retired.
8. SUBSEQUENT EVENTS
Business Combination—On July 6, 2017, the Company completed the acquisition of ComplexCare Solutions, Inc. ("CCS"). CCS is a company which provides technology-enabled interventions and member engagement coordination services for a number of payers and employers throughout the United States. The Company acquired CCS for approximately $3 million in cash and the assumption of a similar amount of debt.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission (the "SEC") on February 23, 2017 (the "2016 Form 10-K"). Unless we otherwise indicate or the context requires, references to the "Company," "Inovalon," "we," "our," and "us" refer to Inovalon Holdings, Inc. and its consolidated subsidiaries.
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
Forward-looking statements are only current predictions and are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from those anticipated by such statements. These factors include, among other factors, those set forth in our 2016 Form 10-K, under the heading Part I, Item 1A, "Risk Factors."
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
Overview
We are a leading technology company providing an integrated, cloud-based platform, referred to as the Inovalon ONE™ Platform, empowering a data-driven transformation from volume-based to value-based models throughout the healthcare industry. Leveraging large-scale data interconnectivity capabilities, large proprietary data sets, advanced analytics, data-driven intervention systems, and deep subject matter expertise, we enable the assessment and improvement of clinical and quality outcomes and financial performance across the healthcare ecosystem. From health plans and provider organizations, to pharmaceutical, medical device, and diagnostics companies, our unique achievement of value is delivered through the effective progression of Turning Data into Insight and Insight into Action® by utilizing the powerful combination of capabilities, flexibility, and performance offered by the Inovalon ONE™ Platform. Providing technology and services that support nearly 500 healthcare organizations, Inovalon's capabilities are informed by data pertaining to more than 858,000 physicians, 377,000 clinical facilities, and more than approximately 230 million individuals.
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

	June 30,
	2017	2016
	(in thousands)
MORE[2] Registry® dataset metrics(1)
Unique patient count(2)(5)	230,000	137,490
Medical event count(3)(5)	30,000,000	11,755,048
Trailing 12 month Patient Analytics Months (PAM)(1)(4)	31,226,926	24,267,703
____________________________________

(1)
MORE[2] Registry® dataset metrics and Trailing 12 month PAM, each of which is presented in the table, are key operating metrics that management uses to assess our level of operational activity. While we believe that each of these metrics is indicative of our overall level of analytical activity and the underlying growth in our business, increases or decreases in these metrics do not necessarily correlate to proportional increases or decreases in revenue, or net income. For instance, although increased levels of analytical activity historically have corresponded to increases in revenue over the long term, differences in fees charged for different analytical packages exist and differences in how analytics trigger the applicability of our data-driven intervention platforms may result in increases in analytical activity that do not result in proportional increases in revenue, or net income (and vice versa). Accordingly, while we believe the presentation of these operating metrics is helpful to investors in understanding our business, these metrics have limitations and should not be considered as substitutes for analysis of our financial results reported under generally accepted accounting principles ("GAAP"). In addition, we believe that other companies, including companies in our industry, do not present similar operating metrics and that there is no commonly accepted method of calculating these metrics, which may reduce their usefulness as comparative measures.

(2)	Unique patient count is defined as each unique, longitudinally matched, de-identified natural person represented in our MORE[2] Registry® as of the end of the period presented.

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

(5)
As of June 30, 2017, the Company was processing large unique patient count and medical event count dataset transmissions. For this reason, the determination of the June 30, 2017 unique patient count and medical event count amounts vary from historical calculation methodologies, and represent estimates pending final MORE[2] Registry® dataset incorporation and processing.

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
Innovation and Platform Development.    Our business model is based upon our ability to deliver value to our clients through the combination of advanced, cloud-based data analytics and data-driven intervention platforms focused on the achievement of meaningful and measurable improvements in clinical quality outcomes and financial performance in healthcare. Our ability to deliver this value is dependent in part on our ability to continue to innovate, design new capabilities, and bring these capabilities to market in an enterprise scale. Our continued ability to innovate our platform and bring differentiated capabilities to market is an important aspect of our business success.
Our investment in innovation includes costs for research and development, capitalized software development, and capital expenditures related to hardware and software platforms on which our data analytics and data-driven interventions capabilities are deployed as summarized below (in thousands, except percentages).

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Investment in Innovation:
Research and development(1)	$7,282	$7,711	$15,070	$13,643
Capitalized software development(2)	8,793	6,232	14,933	11,532
Research and development infrastructure investments(3)	5,828	2,600	9,586	2,979
Total investment in innovation	$21,903	$16,543	$39,589	$28,154
As a percentage of revenue
Research and development(1)	7%	6%	7%	6%
Capitalized software development(2)	8%	5%	7%	5%
Research and development infrastructure investments(3)	5%	2%	4%	1%
Total investment in innovation	20%	13%	18%	12%
_______________________________________

(1)	Research and development primarily includes employee costs related to the development and enhancement of our service offerings.

(2)	Capitalized software development includes capitalized costs incurred to develop and enhance functionality for our data analytics and data-driven intervention platforms.

(3)	Research and development infrastructure investments include strategic capital expenditures related to hardware and software platforms under development or enhancement.

Data Analytics and Data-Driven Intervention Mix.    Our business and operational models are highly scalable and leverage variable costs to support revenue generating activities. Our data analytic service costs are less variable in nature and require lower incremental capital expenditures. As a result, following initial development and deployment investments, our big data analytics platform and data technology capabilities allow us to process significant volumes of transactions with lower incremental costs. Conversely, our data-driven intervention costs are generally variable in nature and require incremental costs to generate additional revenue. As a result, the mix of our data analytics and data interventions activities affects our financial performance.
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
Critical accounting policies are those policies that affect our more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements. For a more detailed discussion of our critical accounting policies, please refer to our 2016 Form 10-K.
Components of Results of Operations
Revenue
We earn revenue primarily through the sale or subscription licensing of our cloud-based data analytics, data-driven intervention platform services, our advisory services and business intelligence solutions.
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
We expect our general and administrative expense to increase in absolute dollars driven by the expansion of our business and increases in stock-based compensation expense. However, we expect general and administrative expense, as a percentage of revenue, to decrease over time.
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
We expect that our effective tax rate may fluctuate due to the recognition of excess tax benefits and tax deficiencies associated with adopting ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. Excluding discrete items impacting the effective tax rate, we are expecting our long-term tax rate to reflect the applicable statutory rates.

RESULTS OF OPERATIONS
The following table sets forth our consolidated statement of operations data for each of the periods presented (in thousands, except percentages):

	Three Months Ended June 30,		Change from 2016 to 2017		Six Months Ended June 30,		Change from 2016 to 2017
	2017	2016	$	%	2017	2016	$	%
Revenue	$110,578	$123,825	$(13,247)	(11)%	$218,884	$226,482	$(7,598)	(3)%
Expenses:
Cost of revenue(1)	37,198	43,214	(6,016)	(14)%	75,483	85,137	(9,654)	(11)%
Sales and marketing(1)	8,849	6,116	2,733	45%	16,436	12,675	3,761	30%
Research and development(1)	7,282	7,711	(429)	(6)%	15,070	13,643	1,427	10%
General and administrative(1)	35,874	31,461	4,413	14%	71,719	68,013	3,706	5%
Depreciation and amortization	12,479	8,496	3,983	47%	24,964	16,890	8,074	48%
Total operating expenses	101,682	96,998	4,684	5%	203,672	196,358	7,314	4%
Income from operations	8,896	26,827	(17,931)	(67)%	15,212	30,124	(14,912)	(50)%
Other income and (expenses):
Realized losses on short-term investments	—	(1)	*	*%	—	(5)	*	*%
(Loss) Gain on disposal of equipment	(138)	—	*	*%	(138)	534	*	*%
Interest income	1,342	1,532	(190)	(12)%	2,680	2,974	(294)	(10)%
Interest expense	(1,519)	(1,245)	(274)	22%	(2,932)	(2,504)	(428)	17%
Income before taxes	8,581	27,113	(18,532)	(68)%	14,822	31,123	(16,301)	(52)%
Provision for income taxes	3,095	10,862	(7,767)	(72)%	5,694	12,507	(6,813)	(54)%
Net income	$5,486	$16,251	$(10,765)	(66)%	$9,128	$18,616	$(9,488)	(51)%
________________________________________________

(1)	Includes stock-based compensation expense as follows:
	Cost of revenue	$410	$121	$289	239%	$715	$240	$475	198%
	Sales and marketing	505	152	353	232%	895	306	589	192%
	Research and development	307	499	(192)	(38)%	580	741	(161)	(22)%
	General and administrative	2,525	1,364	1,161	85%	5,154	2,941	2,213	75%
	Total stock-based compensation expense	$3,747	$2,136	$1,611	75%	$7,344	$4,228	$3,116	74%
* Asterisk denotes not meaningful.

The following table sets forth our consolidated statement of operations data for each of the periods presented as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	100%	100%	100%	100%
Expenses:
Cost of revenue	34%	35%	34%	38%
Sales and marketing	8%	5%	8%	6%
Research and development	7%	6%	7%	6%
General and administrative	32%	25%	33%	30%
Depreciation and amortization	11%	7%	11%	7%
Total operating expenses	92%	78%	93%	87%
Income from operations	8%	22%	7%	13%
Other income and (expenses):
Realized losses on short-term investments	—%	—%	—%	—%
(Loss) Gain on disposal of equipment	—%	—%	—%	—%
Interest income	1%	1%	1%	1%
Interest expense	(1)%	(1)%	(1)%	(1)%
Income before taxes	8%	22%	7%	13%
Provision for income taxes	3%	9%	3%	5%
Net income	5%	13%	4%	8%
Comparison of the Three and Six Months Ended June 30, 2017 and 2016
Revenue
During the three months ended June 30, 2017, revenue decreased by approximately $13.2 million, or 11%, compared with the three months ended June 30, 2016. The decrease was primarily attributable to a net decrease of approximately $23.7 million in revenue from existing clients, partially offset by an increase in revenue from new clients of approximately $10.5 million.
During the six months ended June 30, 2017, revenue decreased by approximately $7.6 million, or 3%, compared with the six months ended June 30, 2016. The decrease was primarily attributable to a net decrease of approximately $30.1 million in revenue from existing clients, partially offset by an increase in revenue from new clients of approximately $22.5 million.
Cost of Revenue
During the three months ended June 30, 2017, cost of revenue decreased by approximately $6.0 million, or 14%, compared with the three months ended June 30, 2016. The decrease in cost of revenue was primarily attributable to technology-enabled platform efficiency initiatives and the composition of a greater volume of data-driven analytics as a percentage of revenue. Cost of revenue as a percentage of revenue was 34% and 35% for the three months ended June 30, 2017 and 2016, respectively.
During the six months ended June 30, 2017, cost of revenue decreased by approximately $9.7 million, or 11%, compared with the six months ended June 30, 2016. The decrease in cost of revenue was primarily attributable to technology-enabled platform efficiency initiatives and the composition of a greater volume of data-driven analytics as a percentage of revenue. Cost of revenue as a percentage of revenue was 34% and 38% for the six months ended June 30, 2017 and 2016, respectively.
Sales and Marketing
During the three months ended June 30, 2017, sales and marketing expenses increased by approximately $2.7 million, or 45%, compared with the three months ended June 30, 2016. During the six months ended June 30, 2017, sales and marketing expenses increased by approximately $3.8 million, or 30%, compared with the six months ended June 30, 2016. These increases were primarily attributable to our investment in the growth of our sales team, related sales infrastructure tools, and marketing programs. The growth of our sales and marketing team was driven by our investment in new sales personnel to focus on adding new clients and capturing an increased amount of market opportunity.

Research and Development
During the three months ended June 30, 2017, research and development expense decreased by approximately $0.4 million, or 6%, compared with the three months ended June 30, 2016. The decrease was primarily attributable to an increased emphasis on enhanced functionality and additional development of the Company's platforms including the Inovalon ONE™ Platform, resulting in an increase to capitalized software projects.
During the six months ended June 30, 2017, research and development expense increased by approximately $1.4 million, or 10%, compared with the six months ended June 30, 2016. The increase was primarily attributable to incremental growth in employee-related expenses necessary to support our on-going investment in innovation and platform development compared to the prior period, which was partially offset by enhanced functionality and additional development of the Company's platforms including the Inovalon ONE™ Platform, resulting in an increase to capitalized software projects.
General and Administrative
During the three months ended June 30, 2017, general and administrative expenses increased by approximately $4.4 million, or 14%, compared with the three months ended June 30, 2016. The increase was primarily attributable to incremental expenses of $2.4 million attributable to the acquisition of Creehan and an increase of $1.2 million related to stock-based compensation.
During the six months ended June 30, 2017, general and administrative expenses increased by approximately $3.7 million, or 5%, compared with the six months ended June 30, 2016. The increase was primarily attributable to incremental expenses of $5.2 million attributable to the acquisition of Creehan, and an increase of $2.2 million related to stock-based compensation, partially offset by a decline in payroll related expenses attributable to our initiative to streamline administrative infrastructure.
Depreciation and Amortization
During the three months ended June 30, 2017, depreciation and amortization expense increased by approximately $4.0 million, or 47%, compared with the three months ended June 30, 2016. The increase was primarily attributable to approximately $0.8 million of incremental amortization of capitalized software, and $1.9 million of amortization of intangible assets related to the acquisition of Creehan.
During the six months ended June 30, 2017, depreciation and amortization expense increased by approximately $8.1 million, or 48%, compared with the six months ended June 30, 2016. The increase was primarily attributable to approximately $2.1 million of incremental amortization of capitalized software, and $3.9 million of amortization of intangible assets related to the acquisition of Creehan.
(Loss) Gain on Disposal of Equipment
During the three months ended June 30, 2017, we incurred a loss of $0.1 million related to the disposal of equipment. During the three months ended June 30, 2016, there were no equipment disposals.
During the six months ended June 30, 2017, we incurred a loss of $0.1 million related to the disposal of equipment. During the six months ended June 30, 2016, we replaced certain data-center equipment. The replacement of the equipment was covered under our insurance and the cost of our replacement equipment was reimbursed by our insurance carrier. As a result, the disposal and replacement of the equipment resulted in a gain of $0.5 million during the six months ended June 30, 2016.
Interest Income
During the three months ended June 30, 2017, interest income decreased by approximately $0.2 million, compared with the three months ended June 30, 2016. During the six months ended June 30, 2017, interest income decreased by approximately $0.3 million, compared with the six months ended June 30, 2016. A portion of our available-for-sale short-term investments have been used to fund strategic initiatives such as the acquisition of Creehan and the share repurchase program. The decrease in our interest income was primarily attributable to the decline in the overall value of our available-for-sale short term investment portfolios that resulted in a decrease in earnings derived from our available-for-sale short-term investments.
Interest Expense
During the three months ended June 30, 2017, interest expense increased by approximately $0.3 million, compared with the three months ended June 30, 2016. During the six months ended June 30, 2017, interest expense increased by approximately $0.4 million, compared with the six months ended June 30, 2016. The increase in interest expense was primarily attributable to an increase in the interest rate on our Term Loan Facility (as defined below under the heading "Liquidity and Capital Resources—Debt") which is variable and fluctuates alongside changes to LIBOR.

Provision for Income Taxes
During the three months ended June 30, 2017, provision for income taxes decreased by approximately $7.8 million, or 72%, compared to the three months ended June 30, 2016. During the six months ended June 30, 2017, provision for income taxes decreased by approximately $6.8 million, or 54%, compared to the six months ended June 30, 2016. The decrease in income taxes was primarily attributable to a decrease in income before taxes.
Our effective tax rate for the three months ended June 30, 2017 was approximately 36.1%, as compared to approximately 40.1% for the three months ended June 30, 2016. Our effective tax rate for the six months ended June 30, 2017 was approximately 38.4%, as compared to approximately 40.2% for the six months ended June 30, 2016. The decrease in our effective tax rate was primarily attributable to excess tax benefit related to equity events.
Liquidity and Capital Resources
Sources of Liquidity
Our principal sources of liquidity have been cash generated by operating activities, proceeds from our initial public offering and proceeds from our Credit Facilities. Our cash generated from such means has been sufficient to fund our growth, including our capital expenditures. As of June 30, 2017, our cash, cash equivalents and short-term investments totaled $531.5 million, of which $339.5 million represented short-term, available-for-sale, investment grade, domestic debt-securities, compared to $743.9 million of cash, cash equivalents, and short-term investments as of June 30, 2016, of which $584.1 million represented short-term, available-for-sale, investment grade, domestic debt-securities.
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
As of June 30, 2017, we had outstanding indebtedness under the Term Loan Facility and capital lease obligations of approximately $251.3 million and approximately $0.3 million, respectively. As of June 30, 2016, we had outstanding indebtedness under the Term Loan Facility and capital lease obligations of approximately $273.8 million and approximately $0.4 million, respectively. No amounts were outstanding under the Revolving Credit Facility as of June 30, 2017 or June 30, 2016. The Term Loan Facility has a five-year term and is an amortizing facility with principal payments quarterly and interest payments monthly. Scheduled principal payments totaling $15.0 million and scheduled interest payments totaling approximately $2.8 million were paid during the six months ended June 30, 2017. As of June 30, 2017, we were in compliance with the covenants under the Credit Agreement.
Cash Flows
Operating Cash Flow Activities
Cash provided by operating activities during the six months ended June 30, 2017 was approximately $41.1 million, representing an increase in cash inflow of approximately $8.7 million compared with the six months ended June 30, 2016. Cash provided by operating activities was driven by net income of approximately $9.1 million, as adjusted for the exclusion of non-cash expenses totaling approximately $31.0 million and approximately $1.0 million related to the effect of changes in working capital and other balance sheet accounts.
Investing Cash Flow Activities
Cash provided by investing activities during the six months ended June 30, 2017 was approximately $80.7 million compared with approximately $15.5 million during the six months ended June 30, 2016. Cash provided by investing activities was primarily due to proceeds generated from sales and maturities of available-for-sale securities of approximately $105.2 million, partially offset by approximately $24.6 million of investments in property and equipment and capitalized software.

We make investments in innovation, including research and development expense, capital software development costs, and research and development infrastructure investments, on a recurring basis. We expect our investment in innovation to increase in the foreseeable future to support our continued growth and new service offerings.
Financing Cash Flow Activities
Cash used in financing activities during the six months ended June 30, 2017 was approximately $57.5 million, compared with approximately $2.1 million during the six months ended June 30, 2016. Cash used in financing activities was primarily due to approximately $45.2 million related to share repurchases and approximately $15.0 million for the repayment of Credit Facility borrowings.
We have funded and expect to continue to fund repurchases of shares of Class A common stock under our share repurchase program through a combination of cash on hand, cash generated by operations and sales of short-term investments, if needed. During the six months ended June 30, 2017, the Company repurchased an aggregate of 3,697,007 shares of Class A common stock for an aggregate cost of $45.2 million or an average purchase cost of $12.22 per share, excluding commissions. As of June 30, 2017, the Company had repurchased an aggregate of 11,205,992 shares of Class A common stock for approximately $151.4 million or an average cost of $13.51 per share, excluding commissions. As of June 30, 2017, approximately $48.6 million remained available to repurchase shares under the share repurchase program. The share repurchase program does not obligate us to acquire any particular amount of Class A common stock.
Contractual Obligations
During the six months ended June 30, 2017, there have been no material changes, outside of the ordinary course of business, in our contractual obligations previously disclosed under the caption "Contractual Obligations" in our 2016 Form 10-K.
Off-Balance Sheet Arrangements
As of June 30, 2017, we did not have any off-balance sheet arrangements.
Recently Issued Accounting Standards
Recently issued accounting standards and their expected impact, if any, are discussed in Note 1, "Basis of Presentation", in the notes to our unaudited condensed consolidated financial statements, included under Item 1 within this Quarterly Report on Form 10-Q and in Note 2, "Summary of Significant Accounting Policies," in the notes to our consolidated financial statements, included under Item 15 within our 2016 Form 10-K.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Variable Rate Debt Risk.    Our variable rate debt includes our Term Loan Facility and our Revolving Credit Facility. As of June 30, 2017, we had $251.3 million outstanding under our Term Loan Facility at an effective interest rate of approximately 2.2%. As a result, if market interest rates were to increase by 1.0%, or 100 basis points, interest expense would decrease future earnings and cash flows, net of estimated tax benefits, by approximately $1.5 million annually, assuming that we do not enter into contractual hedging arrangements. As of June 30, 2017, there was no balance outstanding on the Revolving Credit Facility.
Marketable Securities Risk.    We had short-term investment portfolios, including cash held in money market funds, totaling approximately $401.2 million as of June 30, 2017. This amount was invested primarily in marketable securities including corporate notes and bonds, U.S. agency obligations, U.S. treasury securities and money market funds. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
An immediate increase of 100-basis points in interest rates would have resulted in an approximate $2.5 million market value reduction in our investment portfolio as of June 30, 2017. An immediate decrease of 100-basis points in interest rates would have increased the market value by approximately $2.5 million as of June 30, 2017. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in accumulated other comprehensive income (loss), and are realized only if we sell the underlying securities prior to their maturity.

Item 4.    Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer ("CEO") and chief financial officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that, as of June 30, 2017, our disclosure controls and procedures were designed at a reasonable assurance level to ensure that material information relating to Inovalon Holdings, Inc., including its consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and that our disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control
There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the six months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings
See "Note 5—Commitments and Contingencies" in the Notes to our unaudited condensed consolidated financial statements included under Part I, Item 1 within this Quarterly Report on Form 10-Q.
Item 1A.    Risk Factors
For a discussion of potential risks and uncertainties related to our Company see the information in Part I, Item 1A ("Risk Factors") of our 2016 Form 10-K for the year ended December 31, 2016. There have been no material changes to the risk factors previously disclosed in our 2016 Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Use of Proceeds from Registered Securities
On February 18, 2015, we completed our initial public offering ("IPO") of 22,222,222 shares of Class A common stock and, upon the underwriters' exercise of their option to purchase additional shares, issued an additional 3,142,581 shares of Class A common stock for a total of 25,364,803 shares issued. All of the shares issued in the IPO were primary shares offered by us as none of our stockholders sold any shares in the IPO. The offering price of the shares sold in the IPO was $27.00 per share, resulting in net proceeds to us, after underwriters' discounts and commissions and other expenses payable by us, of $639.1 million. All of the shares were sold pursuant to our registration statement on Form S-1, as amended (File No. 333-201321), that was declared effective by the SEC on February 11, 2015. Goldman, Sachs & Co., Morgan Stanley & Co. LLC, and Citigroup Global Markets Inc. acted as joint book-running managers for the IPO and as representatives of the underwriters. The principal purposes of our IPO were to create a public market for our Class A common stock and thereby enable future access to the public equity markets by us and our stockholders, and obtain additional capital. On September 1, 2015, we used approximately $126.2 million of the net proceeds from the IPO to complete the acquisition of Avalere Health, Inc. On October 1, 2016, we committed $120.0 million as partial consideration for our acquisition of Creehan. Through June 30, 2017, in aggregate, we have used approximately $151.4 million of the net proceeds from the IPO to repurchase outstanding Class A common shares under our share repurchase program. We intend to use the remaining net proceeds to us from our IPO for working capital and other general corporate purposes; other than funding the share repurchase program, we do not currently have any specific uses of the remaining net proceeds. Additionally, we may use a portion of the remaining net proceeds for additional acquisitions of complementary businesses, technologies, or other assets, or to repay outstanding indebtedness.
Purchases of Equity Securities by the Issuer or Affiliated Purchasers
The following table presents a summary of share repurchases made by the Company during the quarter ended June 30, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or approximate dollar value) that May Yet be Purchased under the Plans or Programs(1)
April	739,246	$12.16	739,246	$59,394,911
May	493,238	13.26	493,238	52,852,233
June	323,122	13.17	323,122	48,596,387
Total	1,555,606	$12.72	1,555,606	$48,596,387
_______________________________________

(1)
On May 4, 2016, we announced that our Board of Directors authorized a program to repurchase up to $100 million of Inovalon's Class A common stock through December 31, 2016. On November 2, 2016, we announced that our Board of Directors authorized an expansion of the share repurchase program to repurchase up to an additional $100 million of shares of Inovalon's Class A common stock (bringing the total to $200 million) through December 31, 2017. As of June 30, 2017, the Company had repurchased 11,205,992 shares at an average purchase price of $13.51 per share for a total purchase price of approximately $151.4 million under this program. The Company intends to use a combination of cash on hand, cash generated by operations and sales of short-term investments to fund additional repurchases under this program through open market or privately negotiated transactions.
Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits
EXHIBIT INDEX

Exhibit Number		Description of Document
10.1	*	Form of Non-Employee Director's Restricted Stock Unit Deferral Election Form.

10.2	*	Form of Restricted Stock Unit Award under the 2015 Omnibus Incentive Plan (Non-Employee Directors).

10.3	*	Executive Separation Agreement and Release, dated April 27, 2017, by and between Inovalon Holdings, Inc. and Joseph R. Rostock.

31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase

101.LAB	*	XBRL Taxonomy Extension Label Linkbase

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase
_____________________________________

*	Filed herewith.

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

Date: August 3, 2017	INOVALON HOLDINGS, INC.
	By:	/s/ KEITH R. DUNLEAVY, M.D.
Keith R. Dunleavy, M.D. Chief Executive Officer & Chairman (Principal Executive Officer)

	By:	/s/ CHRISTOPHER E. GREINER
Christopher E. Greiner Chief Financial & Operating Officer (Principal Financial Officer)