Form 10-Q
period 2017-09-30
Inovalon Holdings, Inc.
filed 2017-11-02
CIK 1619954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of October 27, 2017, the registrant had 64,657,899 shares of Class A common stock outstanding and 81,215,212 shares of Class B common stock outstanding.

INOVALON HOLDINGS, INC.
FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017

PART I—FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements
INOVALON HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and par value amounts)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$232,555	$127,683
Short-term investments	293,101	445,315
Accounts receivable (net of allowances of $2,669 and $5,865 at September 30, 2017 and December 31, 2016, respectively)	83,818	85,591
Prepaid expenses and other current assets	11,747	12,100
Income tax receivable	4,104	15,165
Total current assets	625,325	685,854
Non-current assets:
Property, equipment and capitalized software, net	101,419	76,420
Goodwill	184,932	184,557
Intangible assets, net	93,176	103,549
Other assets	5,706	2,964
Total assets	$1,010,558	$1,053,344
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$30,509	$16,474
Accrued compensation	21,297	15,211
Other current liabilities	7,708	9,468
Deferred revenue	8,807	11,850
Deferred rent	1,520	1,016
Credit facilities	41,250	30,000
Capital lease obligation	108	115
Total current liabilities	111,199	84,134
Non-current liabilities:
Credit facilities, less current portion	202,500	236,250
Capital lease obligation, less current portion	136	215
Deferred rent	261	1,457
Other liabilities	11,932	13,158
Deferred income taxes	32,440	34,553
Total liabilities	358,468	369,767
Commitments and contingencies (Note 5)
Stockholders' equity:
Common stock, $0.000005 par value, 900,000,000 shares authorized, zero shares issued and outstanding at each of September 30, 2017 and December 31, 2016, respectively	—	—
Class A common stock, $0.000005 par value, 750,000,000 shares authorized; 77,425,861 shares issued and 64,681,372 shares outstanding at September 30, 2017; 72,271,298 shares issued and 64,786,705 shares outstanding at December 31, 2016	—	—
Class B common stock, $0.000005 par value, 150,000,000 shares authorized; 81,215,212 shares issued and outstanding at September 30, 2017; 83,303,628 shares issued and outstanding at December 31, 2016	1	1
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, zero shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	—	—
Additional paid-in-capital	532,084	516,300
Retained earnings	291,456	274,087
Treasury stock, Class A common stock, at cost, 12,744,489 and 7,508,985 shares at September 30, 2017 and December 31, 2016, respectively	(171,217)	(106,231)
Other comprehensive loss	(234)	(580)
Total stockholders' equity	652,090	683,577
Total liabilities and stockholders' equity	$1,010,558	$1,053,344

See notes to condensed consolidated financial statements.

INOVALON HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per-share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$115,855	$105,013	$334,739	$331,495
Expenses:
Cost of revenue(1)	38,431	35,433	113,914	120,570
Sales and marketing(1)	7,929	7,037	24,365	19,712
Research and development(1)	5,780	7,404	20,850	21,047
General and administrative(1)	36,283	37,209	108,002	105,222
Depreciation and amortization	13,550	8,904	38,514	25,794
Total operating expenses	101,973	95,987	305,645	292,345
Income from operations	13,882	9,026	29,094	39,150
Other income and (expenses):
Realized gains on short-term investments	—	9	—	4
(Loss) Gain on disposal of equipment	(243)	—	(381)	534
Interest income	1,365	1,450	4,045	4,424
Interest expense	(1,617)	(1,302)	(4,549)	(3,806)
Income before taxes	13,387	9,183	28,209	40,306
Provision for income taxes	5,146	1,376	10,840	13,883
Net income	$8,241	$7,807	$17,369	$26,423
Net income attributable to common stockholders, basic and diluted	$7,968	$7,771	$16,905	$26,308
Net income per share attributable to common stockholders, basic and diluted:
Basic net income per share	$0.06	$0.05	$0.12	$0.17
Diluted net income per share	$0.06	$0.05	$0.12	$0.17
Weighted average shares of common stock outstanding:
Basic	141,226	150,732	142,861	151,240
Diluted	141,699	151,562	143,327	152,122
________________________________________________

(1)	Includes stock-based compensation expense as follows:
	Cost of revenue	$474	$94	$1,189	$334
	Sales and marketing	561	140	1,456	446
	Research and development	349	186	929	927
	General and administrative	3,597	1,704	8,751	4,645
	Total stock-based compensation expense	$4,981	$2,124	$12,325	$6,352

See notes to condensed consolidated financial statements.

INOVALON HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$8,241	$7,807	$17,369	$26,423
Other comprehensive income:
Realized gains on short-term investments reclassified from accumulated other comprehensive income, net of tax of $0, $5, $0 and $3, respectively	—	(10)	—	(7)
Net change in unrealized gains on available-for-sale investments, net of tax of ($61), ($380), ($274) and ($2,182), respectively	135	832	346	3,350
Comprehensive income	$8,376	$8,629	$17,715	$29,766

See notes to condensed consolidated financial statements.

INOVALON HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$17,369	$26,423
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	12,325	6,352
Depreciation	27,129	20,368
Amortization of intangibles	11,385	5,426
Amortization of premiums on short-term investments	1,571	2,502
Realized gains on short-term investments	—	(4)
Tax payments for equity award issuances	—	95
Deferred income taxes	(1,540)	(3,110)
Excess tax benefits from stock-based compensation	—	(1,135)
Loss (Gain) on disposal of equipment	381	(534)
Change in fair value of contingent consideration	(2,900)	706
Bad debt expense	—	79
Changes in assets and liabilities:
Accounts receivable	5,259	1,332
Prepaid expenses and other current assets	1,931	(3,604)
Income taxes receivable	11,174	7,677
Other assets	(2,722)	4,189
Accounts payable	5,653	(5,903)
Accrued compensation	1,346	2,090
Other liabilities	(4,210)	5,866
Deferred rent	(696)	(557)
Deferred revenue	(2,507)	361
Net cash provided by operating activities	80,948	68,619
Cash flows from investing activities:
Maturities of short-term investments	150,696	248,998
Sales of short-term investments	—	31,549
Purchases of short-term investments	—	(164,737)
Purchases of property and equipment	(17,544)	(11,267)
Investment in capitalized software	(21,741)	(14,220)
Acquisitions, net of cash acquired of $1,535	(3,490)	—
Net cash provided by investing activities	107,921	90,323
Cash flows from financing activities:
Repurchase of common stock	(64,986)	(51,118)
Repayment of credit facility borrowings	(22,500)	(11,250)
Proceeds from exercise of stock options	3,781	5,111
Acquisition-related contingent consideration	—	(2,300)
Capital lease obligations paid	(84)	(31)
Tax payments for equity award issuances	(208)	(137)
Excess tax benefits from stock-based compensation	—	1,135
Net cash used in financing activities	(83,997)	(58,590)
Increase in cash and cash equivalents	104,872	100,352
Cash and cash equivalents, beginning of period	127,683	114,034
Cash and cash equivalents, end of period	$232,555	$214,386
Supplementary cash flow disclosure:
Cash paid during the period for:
Income taxes, net of refunds	$725	$10,014
Interest	4,416	3,600
Non-cash investing activities:
Accruals for purchases of property, equipment	8,295	816
Accruals for investment in capitalized software	3,892	492
See notes to condensed consolidated financial statements.

INOVALON HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared by Inovalon Holdings, Inc. (the "Company") in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial reporting and as required by Rule 10-01 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements may not include all of the information and notes required by GAAP for audited financial statements. The year-end December 31, 2016 condensed consolidated balance sheet data included herein was derived from audited financial statements but does not include all disclosures required by GAAP for complete financial statements. In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of items of a normal and recurring nature, necessary to present fairly the Company's financial position as of September 30, 2017, the results of operations and comprehensive income for the three and nine month periods ended September 30, 2017 and 2016, and cash flows for the nine months ended September 30, 2017 and 2016. The results of operations for the three and nine month periods ended September 30, 2017 and 2016 are not necessarily indicative of the results to be expected for the full year. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities, and related disclosures, as of the date of the financial statements, and the amounts of revenue and expenses reported during the period. Actual results could differ from estimates. The information contained herein should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 (the "2016 Form 10-K").
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
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers and subsequent clarifying guidance ("ASU 2014-09"). This revenue recognition guidance supersedes existing GAAP guidance, including most industry-specific guidance. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance identifies five steps to apply in achieving this principle. ASU 2014-09 is effective for fiscal years beginning after December 15, 2017. ASU 2014-09 may be applied either retrospectively or through the use of a modified-retrospective method. The Company currently expects to adopt the new standard using a modified retrospective approach on January 1, 2018. The Company is currently evaluating the impacts of the application of the new standard to its existing customer contracts and will continue to review new contracts entered into prior to the adoption of the new standard. The Company is currently in the process of finalizing policies and implementing changes to our processes, including a process for future contract reviews, and internal control over financial reporting. The potential impacts of the new standard are still being assessed related to the accounting arrangements that include variable consideration, capitalization of costs of commissions that were previously expensed as incurred, upfront contract costs and contract fulfillment costs. The Company will provide additional disclosures as required by the new standard upon adoption.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The new standard narrows the definition of a business and provides a framework for evaluation. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company will apply the requirements of the new standard in the fourth quarter of 2017 on a prospective basis.
 In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new standard simplifies the subsequent measurement of goodwill by eliminating the second step of the goodwill impairment test. This ASU will be applied prospectively and is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017 and the Company early adopted the requirements of the new standard in the fourth quarter of 2017 as it performs its annual impairment analysis. The Company is in the process of evaluating each of its reporting units based on current and forecasted financial information and will finalize the valuations and impairment analysis during the fourth quarter of 2017.
2. NET INCOME PER SHARE
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
The following table reconciles the weighted average shares outstanding for basic and diluted EPS for the periods indicated (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Basic
Numerator:
Net income	$8,241	$7,807	$17,369	$26,423
Undistributed earnings allocated to participating securities	(273)	(36)	(464)	(115)
Net income attributable to common stockholders	$7,968	$7,771	$16,905	$26,308
Denominator:
Weighted average shares used in computing net income per share attributable to common stockholders—basic	141,226	150,732	142,861	151,240
Net income per share attributable to common stockholders—basic	$0.06	$0.05	$0.12	$0.17
Diluted
Numerator:
Net income attributable to common stockholders	$7,968	$7,771	$16,905	$26,308
Denominator:
Number of shares used for basic EPS computation	141,226	150,732	142,861	151,240
Effect of dilutive securities	473	830	466	882
Weighted average shares used in computing net income per share attributable to common stockholders—diluted	141,699	151,562	143,327	152,122
Net income per share attributable to common stockholders—diluted	$0.06	$0.05	$0.12	$0.17

The computation of diluted EPS does not include certain awards, on a weighted average basis, for the three and nine months ended September 30, 2017 and 2016, respectively, because their inclusion would have an anti-dilutive effect on EPS. The awards excluded because of their anti-dilutive effect are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Awards excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive	42	240	138	138
3. SHORT-TERM INVESTMENTS
As of September 30, 2017, short-term investments consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Corporate notes and bonds	$257,468	$61	$(313)	$257,216
U.S. agency obligations	15,322	—	(55)	15,267
U.S. treasury securities	20,725	—	(107)	20,618
Total available-for-sale securities	$293,515	$61	$(475)	$293,101
As of December 31, 2016, short-term investments consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Corporate notes and bonds	$349,571	$36	$(918)	$348,689
U.S. agency obligations	34,864	22	(78)	34,808
U.S. treasury securities	53,681	6	(100)	53,587
Commercial paper	6,312	—	(3)	6,309
Certificates of deposit	1,921	1	—	1,922
Total available-for-sale securities	$446,349	$65	$(1,099)	$445,315
The following table summarizes the estimated fair value of our short-term investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of the dates shown (in thousands):

	September 30, 2017	December 31, 2016
Due in one year or less	$181,387	$176,696
Due after one year through three years	111,714	268,619
Total	$293,101	$445,315
The Company has certain available-for-sale securities in a gross unrealized loss position. The Company reviews its debt securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial position and near-term prospects of the issuer and the Company's intent to sell, or whether it is more likely than not the Company will be required to sell the investment before recovery of the investment's amortized-cost basis. If the Company determines that an other-than-temporary decline exists, or if write downs related to credit losses are necessary, in one of these securities, the unrealized losses attributable to the respective investment would be reclassified to realized losses on short-term investments within the statement of operations. There were no impairments considered other-than-temporary as of September 30, 2017.

The following table shows the fair values and the gross unrealized losses of available-for-sale securities that were in a gross unrealized loss position, as of September 30, 2017, aggregated by investment category (in thousands):

	Estimated Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$186,286	$(313)
U.S. agency obligations	15,267	(55)
U.S. treasury securities	20,618	(107)
	$222,171	$(475)
4. FAIR VALUE MEASUREMENTS
The following table presents the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market funds	$160,828	$—	$—	$160,828
Short-term investments:
Corporate notes and bonds	—	257,216	—	257,216
U.S. agency obligations	—	15,267	—	15,267
U.S. treasury securities	—	20,618	—	20,618
Certificates of deposit	—	—	—	—
Liabilities:
Contingent consideration	—	—	(9,700)	(9,700)
Total	$160,828	$293,101	$(9,700)	$444,229
The following table presents the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 (in thousands):

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

The following table presents our financial instruments measured at fair value using unobservable inputs (Level 3) (in thousands):

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	September 30, 2017	December 31, 2016
Balance, beginning of period	$(12,600)	$(2,300)
Accretion expense (recognized in general and administrative expenses)	2,900	(706)
Settlement (payment) of liability	—	3,006
Contingent consideration attributable to Creehan acquisition	—	(12,600)
Total	$(9,700)	$(12,600)
5. COMMITMENTS AND CONTINGENCIES
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
On June 29, 2017, Virginia Rodriquez filed a putative shareholder derivative suit in the Supreme Court of the State of New York, County of Westchester, against certain of the Company’s present and former directors and officers (the “Derivative Complaint”). The Company was named as a nominal defendant. The Derivative Complaint makes allegations similar to the allegations in the securities class action Amended Complaint described above and asserts claims for breach of fiduciary duty, unjust enrichment, abuse of control and gross mismanagement, and seeks unspecified damages, an order directing the Company "to reform and improve" certain corporate governance and internal procedures, restitution from the defendants and disgorgement of all profits, benefits and other compensation received and costs and disbursements incurred in connection with the action, including attorneys' fees. On September 12, 2017, the Company and the individual defendants filed a joint motion to dismiss the Derivative Complaint solely, as directed by the court, on the basis of a binding forum selection provision contained in the Company’s Second Amended and Restated Certificate of Incorporation, which motion is pending before the court. The Company is a nominal defendant in the derivative action and, in light of, among other things, the early stage of the litigation, the Company is unable to predict the outcome of this action and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from this proceeding.
6. BUSINESS COMBINATIONS
ComplexCare Solutions Acquisition
On July 6, 2017, the Company completed the acquisition of ComplexCare Solutions, Inc. and ComplexCare Solutions IPA, LLC (together, "CCS"). CCS is a company which provides technology-enabled interventions and member engagement coordination services for a number of payers and employers throughout the United States. The fair value included in the consolidated financial statements, in conformity with ASC No. 820, Fair Value Measurements and Disclosures, represent the Company's best estimates and valuations. In accordance with ASC No. 805, Business Combinations, the preliminary allocation of the consideration value is subject to adjustment until the Company has completed its analysis, but not to exceed one year after the date of acquisition. The total purchase price has been allocated on a preliminary basis to identifiable assets acquired and liabilities assumed based upon valuation procedures performed to-date. The Company acquired all of the capital stock of CCS for approximately $4.5 million in cash and the settlement of an existing payable to CCS of $2.3 million. The Company acquired approximately $9.3 million of assets, including approximately $1.5 million of cash, and approximately $4.8 million of liabilities.
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
A summary of the final composition of the stated purchase price and fair value of the stated purchase price is as follows (in thousands):

Share Purchase Agreement purchase price	$130,000
Working capital adjustment	755
Subtotal	130,755
Fair value adjustments:
Marketability restrictions on equity consideration	(2,236)
Contingent consideration probability of achievement adjustment.	(12,400)
Post-acquisition compensation expense	(5,952)
Total fair value purchase price	$110,167

During the nine months ended September 30, 2017, the Company finalized the working capital adjustment resulting in an increase of approximately $0.4 million to the initial purchase price allocation. After adjusting for this difference the composition of the fair value of the consideration transferred is as follows (in thousands):

Cash	$89,803
Issuance of Class A common stock	7,764
Contingent consideration	12,600
Total fair value purchase price	$110,167
Recording of Assets Acquired and Liabilities Assumed
As of September 30, 2017, the Company had finalized the fair value of acquired assets, assumed liabilities and tax related matters. The following table summarizes the purchase price allocation to assets acquired and liabilities assumed, including identification of measurement period adjustments (in thousands):

Recorded Value
Cash and cash equivalents	$861
Accounts receivable	9,048
Other current assets	171
Property, equipment and capitalized software	641
Intangible assets(1)	50,900
Goodwill(2)	51,362
Total assets acquired	112,983
Current liabilities	(916)
Deferred revenue	(1,900)
Total liabilities assumed	(2,816)
Net assets acquired	$110,167
______________________________________

(1)	Identifiable intangible assets were measured using a combination of an income approach and a market approach.

(2)
Goodwill is the excess of the consideration transferred over the net assets recognized and represents the future economic benefits, primarily as a result of other assets acquired that could not be individually identified and separately recognized. Goodwill is not amortized. The goodwill attributable to the Creehan acquisition is deductible for tax purposes.

The amounts attributed to identified intangible assets are summarized in the table below (in thousands):

	Weighted Average Useful Life	Recorded Value
Customer relationships	8 years	$36,500
Tradename	4 years	4,000
Technology	4 years	8,800
In-process Research and Development	indefinite	1,600
Total intangible assets		$50,900
The following table summarizes the activity related to the carrying value of our goodwill during the nine months ended September 30, 2017 (in thousands):

Goodwill as of January 1, 2017	$184,557
Measurement period adjustments	375
Goodwill as of September 30, 2017	$184,932

7. STOCKHOLDERS' EQUITY
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
During the three months ended September 30, 2017, the Company repurchased 1,538,497 shares of Class A common stock for an aggregate cost of $19.8 million at an average cost of $12.88 per share, excluding commissions. During the nine months ended September 30, 2017, the Company repurchased 5,235,504 shares of Class A common stock, for an aggregate cost of $65.0 million at an average cost of $12.41 per share, excluding commissions. At September 30, 2017, approximately $28.8 million remained available to repurchase shares under the share repurchase program. Shares that are repurchased under the repurchase program were recorded as treasury stock, based on the stock trading dates, and are available for future issuance, until retired.
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
Overview
We are a leading technology company providing cloud-based platforms empowering a data-driven transformation from volume-based to value-based models throughout the healthcare industry. Through the Inovalon ONE™ Platform, Inovalon brings to the marketplace a national-scale capability to interconnect with the healthcare ecosystem on a very large scale, aggregate and analyze data in petabyte volumes to arrive at sophisticated insights in real-time, drive impact wherever it is analytically identified best to intervene, and intuitively visualize data and information to inform business strategy and execution. Leveraging its platform capabilities, large proprietary data sets, and industry-leading subject matter expertise, Inovalon enables the assessment and improvement of clinical and quality outcomes and financial performance across the healthcare ecosystem. From health plans and provider organizations, to pharmaceutical, medical device, and diagnostics companies, Inovalon's unique achievement of value is delivered through the effective progression of “Turning Data into Insight, and Insight into Action®.” Providing technology that supports nearly 500 healthcare organizations, Inovalon's platforms are informed by data pertaining to more than 903,000 physicians, more than 385,000 clinical facilities, and 231 million individuals.
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

	September 30,
	2017	2016
	(in thousands)
MORE[2] Registry® dataset metrics(1)
Unique patient count(2)	230,916	139,534
Medical event count(3)	34,316,048	11,965,465
Trailing 12 month Patient Analytics Months (PAM)(1)(4)	36,624,786	25,286,198
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Investment in Innovation:
Research and development(1)	$5,780	$7,404	$20,850	$21,047
Capitalized software development(2)	9,637	5,248	24,570	16,780
Research and development infrastructure investments(3)	4,454	512	14,040	3,491
Total investment in innovation	$19,871	$13,164	$59,460	$41,318
As a percentage of revenue
Research and development(1)	5%	7%	6%	6%
Capitalized software development(2)	8%	5%	7%	5%
Research and development infrastructure investments(3)	4%	1%	5%	1%
Total investment in innovation	17%	13%	18%	12%
_______________________________________

(1)	Research and development primarily includes employee costs related to the development and enhancement of our service offerings.

(2)	Capitalized software development includes capitalized costs incurred to develop and enhance functionality for our data analytics and data-driven intervention platforms.

(3)	Research and development infrastructure investments include strategic capital expenditures related to hardware and software platforms under development or enhancement.
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
Client and Analytical Process Count Growth.    Our business is generally driven by the number of underlying patients for which our analytics and data-driven intervention platforms are being utilized. As such, we track the number of analytical processes that we run on patients each month in fulfillment of our client contracts, as totaled for the trailing 12 months. This metric is referred to as the Trailing 12 month Patient Analytics Months, or PAM. We believe that PAM is indicative of our overall level of analytical activity, and we expect our period-to-period comparisons of our PAM to be indicative of underlying growth of our business, although changes in levels of analytical activity do not always directly translate to changes in financial performance of our business. Differences in fees charged for different analytical packages exist and differences in how analytics trigger the applicability of our data-driven intervention platforms may result in increases in analytical activity that do not result in proportional increases in revenue, or net income (and vice versa). Therefore, in situations in which a new engagement is initiated for analytical processes that have a higher than average fee rate, revenue could expand disproportionately faster than the increase in PAM. Likewise, if engagements for analytical processes that have a higher than average fee rate are concluded then such conclusions can negatively affect revenue disproportionately more than PAM.
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
Critical Accounting Policies and Estimates
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
Our cloud-based data analytics services are performed either at the beginning of a data-driven intervention process, which typically aligns with regulatory submission deadlines, or on a monthly basis, depending on the particular client's needs. Cloud-based data analytics revenue is driven primarily by the number of unique patients in a client's dataset, a minimum data analytics processing fee, the number of identified gaps in care, quality, data integrity, and financial performance identified in a client's dataset, and a contractually negotiated transactional price for each identified gap or unique patient. Subscription licensing revenue is driven primarily by the number of clients, the number of unique patients in a client's population dataset, the number of analytical services contracted for by a client, and the contractually negotiated price of such services.
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
Interest Income
Interest income represents interest earned net of amortization of purchased interest from our available-for-sale short-term investments.
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
We expect that our effective tax rate may fluctuate due to the recognition of excess tax benefits and tax deficiencies associated with stock-based compensation transactions which are considered to be discrete items. Excluding discrete items impacting the effective tax rate, we expect our long-term tax rate to reflect the applicable statutory rates.

RESULTS OF OPERATIONS
The following table sets forth our consolidated statement of operations data for each of the periods presented (in thousands, except percentages):

	Three Months Ended September 30,		Change from 2016 to 2017		Nine Months Ended September 30,		Change from 2016 to 2017
	2017	2016	$	%	2017	2016	$	%
Revenue	$115,855	$105,013	$10,842	10%	$334,739	$331,495	$3,244	1%
Expenses:
Cost of revenue(1)	38,431	35,433	2,998	8%	113,914	120,570	(6,656)	(6)%
Sales and marketing(1)	7,929	7,037	892	13%	24,365	19,712	4,653	24%
Research and development(1)	5,780	7,404	(1,624)	(22)%	20,850	21,047	(197)	(1)%
General and administrative(1)	36,283	37,209	(926)	(2)%	108,002	105,222	2,780	3%
Depreciation and amortization	13,550	8,904	4,646	52%	38,514	25,794	12,720	49%
Total operating expenses	101,973	95,987	5,986	6%	305,645	292,345	13,300	5%
Income from operations	13,882	9,026	4,856	54%	29,094	39,150	(10,056)	(26)%
Other income and (expenses):
Realized gains on short-term investments	—	9	*	*%	—	4	*	*%
(Loss) Gain on disposal of equipment	(243)	—	*	*%	(381)	534	*	*%
Interest income	1,365	1,450	(85)	(6)%	4,045	4,424	(379)	(9)%
Interest expense	(1,617)	(1,302)	(315)	24%	(4,549)	(3,806)	(743)	20%
Income before taxes	13,387	9,183	4,204	46%	28,209	40,306	(12,097)	(30)%
Provision for income taxes	5,146	1,376	3,770	274%	10,840	13,883	(3,043)	(22)%
Net income	$8,241	$7,807	$434	6%	$17,369	$26,423	$(9,054)	(34)%
________________________________________________

(1)	Includes stock-based compensation expense as follows:
	Cost of revenue	$474	$94	$380	404%	$1,189	$334	$855	256%
	Sales and marketing	561	140	421	301%	1,456	446	1,010	226%
	Research and development	349	186	163	88%	929	927	2	—%
	General and administrative	3,597	1,704	1,893	111%	8,751	4,645	4,106	88%
	Total stock-based compensation expense	$4,981	$2,124	$2,857	135%	$12,325	$6,352	$5,973	94%
* Asterisk denotes not meaningful.

The following table sets forth our consolidated statement of operations data for each of the periods presented as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	100%	100%	100%	100%
Expenses:
Cost of revenue	33%	34%	34%	36%
Sales and marketing	7%	7%	7%	6%
Research and development	5%	7%	6%	6%
General and administrative	31%	35%	32%	32%
Depreciation and amortization	12%	8%	12%	8%
Total operating expenses	88%	91%	91%	88%
Income from operations	12%	9%	9%	12%
Other income and (expenses):
Realized gains on short-term investments	—%	*%	—%	*%
(Loss) Gain on disposal of equipment	*%	—%	*%	*%
Interest income	1%	1%	1%	1%
Interest expense	(1)%	(1)%	(1)%	(1)%
Income before taxes	12%	9%	9%	12%
Provision for income taxes	4%	1%	3%	4%
Net income	8%	8%	6%	8%
* Asterisk denotes not meaningful.
Comparison of the Three and Nine Months Ended September 30, 2017 and 2016
Revenue
Revenue for the three months ended September 30, 2017 was approximately $115.9 million, an increase of 10% compared with revenue of approximately $105.0 million for the three months ended September 30, 2016. This increase was primarily attributable to approximately $15.5 million in revenue within the acquired businesses of Creehan and CCS, and approximately $2.4 million in revenue contributed from new clients signed, which was partially offset by a decrease of approximately $7.0 million in revenue from the combination of factors including the transition of client contracts to newer product offerings and more subscription-based agreements versus the year-ago period, and the conclusion of client contracts included in the year-ago period.
Revenue for the nine months ended September 30, 2017 was approximately $334.7 million, an increase of 1% compared with revenue of approximately $331.5 million for the nine months ended September 30, 2016. This increase was primarily attributable to approximately $30.4 million in revenue within the acquired businesses of Creehan and CCS, and approximately $9.9 million in revenue contributed from new clients signed, which was partially offset by a decrease of approximately $37.1 million in revenue from the combination of factors including the transition of client contracts to newer product offerings and more subscription-based agreements versus the year-ago period, and the conclusion of client contracts included in the year-ago period.
Cost of Revenue
During the three months ended September 30, 2017, cost of revenue increased by approximately $3.0 million, or 8%, compared with the three months ended September 30, 2016. The increase in cost of revenue was primarily attributable to the combined incremental cost of revenue of $7.8 million attributable to the acquired businesses of Creehan and CCS, increase in fulfillment of $1.4 million, and increase in professional third-party costs of $0.8 million, which was partially offset by a decrease of employee-related expenses of $7.4 million driven by technology-enabled platform efficiency initiatives. Cost of revenue as a percentage of revenue was 33% and 34% for the three months ended September 30, 2017 and 2016, respectively.
During the nine months ended September 30, 2017, cost of revenue decreased by approximately $6.7 million, or 6%, compared with the nine months ended September 30, 2016. The decrease in cost of revenue was primarily attributable to a decrease of employee-related expenses of $24.7 million driven by technology-enabled platform efficiency initiatives, which was partially offset by the combined incremental cost of revenue of $13.9 million attributable to the acquired businesses of

Creehan and CCS, increase in fulfillment of $3.0 million, and increase in professional third-party costs of $1.0 million. Cost of revenue as a percentage of revenue was 34% and 36% for the nine months ended September 30, 2017 and 2016, respectively.
Sales and Marketing
During the three months ended September 30, 2017, sales and marketing expenses increased by approximately $0.9 million, or 13%, compared with the three months ended September 30, 2016. During the nine months ended September 30, 2017, sales and marketing expenses increased by approximately $4.7 million, or 24%, compared with the nine months ended September 30, 2016. The increase was driven by our investment to expand our sales organization and partner team to focus on adding new clients and capturing an increased amount of market opportunity. Sales and marketing as a percentage of revenue was 7% for both the three months ended September 30, 2017 and 2016. Sales and marketing as a percentage of revenue was 7% and 6% for the nine months ended September 30, 2017 and 2016, respectively.
Research and Development
During the three months ended September 30, 2017, research and development expense decreased by approximately $1.6 million, or 22%, compared with the three months ended September 30, 2016. The decrease was primarily attributable to an increased focus of development on the Inovalon ONE™ Platform, resulting in an increase to capitalized software projects, which was partially offset by the incremental expense attributable to the acquired businesses of Creehan and CCS.
During the nine months ended September 30, 2017, research and development expense decreased by approximately $0.2 million, or 1%, compared with the nine months ended September 30, 2016. The decrease was primarily attributable to an increased focus of development on the Inovalon ONE™ Platform, resulting in an increase to capitalized software projects, which was partially offset by incremental growth in employee-related expenses necessary to support our on-going investment in innovation and the incremental expense attributable to the acquired businesses of Creehan and CCS.
General and Administrative
During the three months ended September 30, 2017, general and administrative expenses decreased by approximately $0.9 million, or 2%, compared with the three months ended September 30, 2016. The decrease was primarily attributable to a decrease of compensation expense related to compensatory contingent consideration that included earn-outs with continuing service requirements related to our acquisitions of approximately $4.3 million and a decrease related to contingent consideration accretion of approximately $4.3 million. The decrease in general and administrative expenses was partially offset by incremental expenses of approximately $8.0 million related to the acquired businesses of Creehan and CCS. General and administrative as a percentage of revenue was 31% and 35% for the three months ended September 30, 2017 and 2016, respectively.
During the nine months ended September 30, 2017, general and administrative expenses increased by approximately $2.8 million, or 3%, compared with the nine months ended September 30, 2016. The increase was primarily attributable to incremental expenses of approximately $13.2 million related to the acquired businesses of Creehan and CCS and an increase of approximately $4.1 million related to stock-based compensation. The increase in general and administrative expense was partially offset by a decrease in compensation expense related to compensatory contingent consideration that includes earn-outs with continuing service requirements related to our acquisitions of approximately $9.7 million and a decrease of approximately $3.6 million related to contingent consideration accretion. General and administrative as a percentage of revenue was 32% for both the nine months ended September 30, 2017 and 2016.
Depreciation and Amortization
During the three months ended September 30, 2017, depreciation and amortization expense increased by approximately $4.6 million, or 52%, compared with the three months ended September 30, 2016. The increase was primarily attributable to approximately $2.0 million of amortization of acquired intangible assets and approximately $0.9 million of incremental amortization of capitalized software.
During the nine months ended September 30, 2017, depreciation and amortization expense increased by approximately $12.7 million, or 49%, compared with the nine months ended September 30, 2016. The increase was primarily attributable to approximately $5.9 million of amortization of acquired intangible assets, $3.1 million of incremental amortization of capitalized software, and approximately $0.3 million of depreciation of other assets related to the acquisition of Creehan.
(Loss) Gain on Disposal of Equipment
During the three months ended September 30, 2017, we incurred a loss of approximately $0.2 million related to the disposal of equipment. During the three months ended September 30, 2016, there were no equipment disposals.
During the nine months ended September 30, 2017, we incurred a loss of approximately $0.4 million related to the disposal of equipment. During the nine months ended September 30, 2016, we replaced certain data-center equipment. The replacement of the equipment was covered under our insurance and the cost of our replacement equipment was reimbursed by our insurance carrier. As a result, the disposal and replacement of the equipment resulted in a gain of approximately $0.5 million during the nine months ended September 30, 2016.
Interest Income
During the three months ended September 30, 2017, interest income decreased by approximately $0.1 million, compared with the three months ended September 30, 2016. During the nine months ended September 30, 2017, interest income decreased by approximately $0.4 million, compared with the nine months ended September 30, 2016. A portion of our available-for-sale short-term investments have been used to fund strategic initiatives such as the acquisition of Creehan and the share repurchase program. The decrease in our interest income was primarily attributable to the decline in the overall value of our available-for-sale short term investment portfolios that resulted in a decrease in earnings derived from our available-for-sale short-term investments.
Interest Expense
During the three months ended September 30, 2017, interest expense increased by approximately $0.3 million, compared with the three months ended September 30, 2016. During the nine months ended September 30, 2017, interest expense increased by approximately $0.7 million, compared with the nine months ended September 30, 2016. The increase in interest expense was primarily attributable to an increase in the interest rate on our Term Loan Facility (as defined below under the heading "Liquidity and Capital Resources—Debt") which is variable and fluctuates alongside changes to LIBOR.
Provision for Income Taxes
During the three months ended September 30, 2017, provision for income taxes increased by approximately $3.8 million, or 274%, compared to the three months ended September 30, 2016. Our effective tax rate for the three months ended September 30, 2017 was approximately 38.4%, as compared to approximately 15.0% for the three months ended September 30, 2016. During the three months ended September 30, 2016, we completed our 2015 federal and state tax returns. Through this process, we identified additional tax benefits that resulted in a lower effective tax rate for the three months ended September 30, 2016.
During the nine months ended September 30, 2017, provision for income taxes decreased by approximately $3.0 million, or 22%, compared to the nine months ended September 30, 2016. Our effective tax rate for the nine months ended September 30, 2017 was approximately 38.4%, as compared to approximately 34.4% for the nine months ended September 30, 2016. During the nine months ended September 30, 2016, we completed our 2015 federal and state tax returns. Through this process, we identified additional tax benefits that resulted in a lower effective tax rate for the nine months ended September 30, 2016.
Liquidity and Capital Resources
Sources of Liquidity
Our principal sources of liquidity have been cash generated by operating activities, proceeds from our initial public offering and proceeds from our Credit Facilities. Our cash generated from such means has been sufficient to fund our growth, including our capital expenditures. As of September 30, 2017, our cash, cash equivalents and short-term investments totaled $525.7 million, of which $293.1 million represented short-term, available-for-sale, investment grade, domestic debt-securities, compared to $713.3 million of cash, cash equivalents, and short-term investments as of September 30, 2016, of which $498.9 million represented short-term, available-for-sale, investment grade, domestic debt-securities.
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
As of September 30, 2017, we had outstanding indebtedness under the Term Loan Facility and capital lease obligations of approximately $243.8 million and approximately $0.2 million, respectively. As of September 30, 2016, we had outstanding indebtedness under the Term Loan Facility and capital lease obligations of approximately $270.0 million and approximately $0.4 million, respectively. No amounts were outstanding under the Revolving Credit Facility as of September 30, 2017 or September 30, 2016. The Term Loan Facility has a five-year term and is an amortizing facility with quarterly principal payments and monthly interest payments. Scheduled principal payments totaling $22.5 million and scheduled interest payments totaling approximately $4.4 million were paid during the nine months ended September 30, 2017. As of September 30, 2017, we were in compliance with the covenants under the Credit Agreement.
Cash Flows
Operating Cash Flow Activities
Cash provided by operating activities during the nine months ended September 30, 2017 was approximately $80.9 million, representing an increase in cash inflow of approximately $12.3 million compared with the nine months ended September 30, 2016. Cash provided by operating activities was driven by net income of approximately $17.4 million, as adjusted for the exclusion of non-cash expenses totaling approximately $48.4 million and approximately $15.2 million related to the effect of changes in working capital and other balance sheet accounts.
Investing Cash Flow Activities
Cash provided by investing activities during the nine months ended September 30, 2017 was approximately $107.9 million compared with approximately $90.3 million during the nine months ended September 30, 2016. Cash provided by investing activities was primarily due to proceeds generated from maturities of available-for-sale securities of approximately $150.7 million, partially offset by approximately $39.3 million of investments in property and equipment and capitalized software.
We make investments in innovation, including research and development expense, capital software development costs, and research and development infrastructure investments, on a recurring basis. We expect our investment in innovation to increase in the foreseeable future to support our continued growth and new service offerings.
Financing Cash Flow Activities
Cash used in financing activities during the nine months ended September 30, 2017 was approximately $84.0 million, compared with approximately $58.6 million during the nine months ended September 30, 2016. Cash used in financing activities was primarily due to approximately $65.0 million related to share repurchases and approximately $22.5 million for the repayment of Credit Facility borrowings.
We have funded and expect to continue to fund repurchases of shares of Class A common stock under our share repurchase program through a combination of cash on hand, cash generated by operations and sales of short-term investments, if needed. During the nine months ended September 30, 2017, the Company repurchased an aggregate of 5,235,504 shares of Class A common stock for an aggregate cost of $65.0 million or an average purchase cost of $12.41 per share, excluding commissions. As of September 30, 2017, the Company had repurchased an aggregate of 12,744,489 shares of Class A common stock for approximately $171.2 million or an average cost of $13.43 per share, excluding commissions. As of September 30, 2017, approximately $28.8 million remained available to repurchase shares under the share repurchase program. The share repurchase program does not obligate us to acquire any particular amount of Class A common stock.
Contractual Obligations
During the nine months ended September 30, 2017, there have been no material changes, outside of the ordinary course of business, in our contractual obligations previously disclosed under the caption "Contractual Obligations" in our 2016 Form 10-K.
Off-Balance Sheet Arrangements
As of September 30, 2017, we did not have any off-balance sheet arrangements.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Variable Rate Debt Risk.    Our variable rate debt includes our Term Loan Facility and our Revolving Credit Facility. As of September 30, 2017, we had $243.8 million outstanding under our Term Loan Facility at an effective interest rate of approximately 2.5%. As a result, if market interest rates were to increase by 1.0%, or 100 basis points, interest expense would decrease future earnings and cash flows, net of estimated tax benefits, by approximately $1.5 million annually, assuming that we do not enter into contractual hedging arrangements. As of September 30, 2017, there was no balance outstanding on the Revolving Credit Facility.
Marketable Securities Risk.    We had short-term investment portfolios, including cash held in money market funds, totaling approximately $453.9 million as of September 30, 2017. This amount was invested primarily in marketable securities including corporate notes and bonds, U.S. agency obligations, U.S. treasury securities and money market funds. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
An immediate increase of 100-basis points in interest rates would have resulted in an approximate $1.4 million market value reduction in our investment portfolio as of September 30, 2017. An immediate decrease of 100-basis points in interest rates would have increased the market value by approximately $2.0 million as of September 30, 2017. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in accumulated other comprehensive income (loss), and are realized only if we sell the underlying securities prior to their maturity.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer ("CEO") and chief financial officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that, as of September 30, 2017, our disclosure controls and procedures were designed at a reasonable assurance level to ensure that material information relating to Inovalon Holdings, Inc., including its consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and that our disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control
There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the nine months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Use of Proceeds from Registered Securities
On February 18, 2015, we completed our initial public offering ("IPO") of 22,222,222 shares of Class A common stock and, upon the underwriters' exercise of their option to purchase additional shares, issued an additional 3,142,581 shares of Class A common stock for a total of 25,364,803 shares issued. All of the shares issued in the IPO were primary shares offered by us as none of our stockholders sold any shares in the IPO. The offering price of the shares sold in the IPO was $27.00 per share, resulting in net proceeds to us, after underwriters' discounts and commissions and other expenses payable by us, of $639.1 million. All of the shares were sold pursuant to our registration statement on Form S-1, as amended (File No. 333-201321), that was declared effective by the SEC on February 11, 2015. Goldman, Sachs & Co., Morgan Stanley & Co. LLC, and Citigroup Global Markets Inc. acted as joint book-running managers for the IPO and as representatives of the underwriters. The principal purposes of our IPO were to create a public market for our Class A common stock and thereby enable future access to the public equity markets by us and our stockholders, and obtain additional capital. On September 1, 2015, we used approximately $126.2 million of the net proceeds from the IPO to complete the acquisition of Avalere Health, Inc. On October 1, 2016, we committed $120.0 million as partial consideration for our acquisition of Creehan. Through September 30, 2017, in aggregate, we have used approximately $171.2 million of the net proceeds from the IPO to repurchase outstanding Class A common shares under our share repurchase program. We intend to use the remaining net proceeds to us from our IPO for working capital and other general corporate purposes; other than funding the share repurchase program, we do not currently have any specific uses of the remaining net proceeds. Additionally, we may use a portion of the remaining net proceeds for additional acquisitions of complementary businesses, technologies, or other assets, or to repay outstanding indebtedness.
Purchases of Equity Securities by the Issuer or Affiliated Purchasers
The following table presents a summary of share repurchases made by the Company during the quarter ended September 30, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or approximate dollar value) that May Yet be Purchased under the Plans or Programs(2)
July	867,936	$12.76	867,936	$37,523,608
August	628,808	12.98	628,808	29,363,187
September(1)	74,428	13.90	74,428	28,783,049
Total	1,571,172	$12.90	1,571,172	$28,783,049
_______________________________________

(1)
On September 1, 2017, we directed the administrator of the Company's Employee Stock Purchase Plan ("ESPP") to purchase 32,675 shares of Class A common stock in the open market for a total of approximately $0.5 million, for issuance to the ESPP participants at a discounted price of $11.52 per share. The Company may, in its discretion, based on market conditions, relative transaction costs and the Company's need for additional capital, continue to instruct the plan administrator to make semi-annual open market purchases of Class A common stock for ESPP participants to coincide with the ESPP's designated semi-annual purchase dates.

(2)
On May 4, 2016, we announced that our Board of Directors authorized a program to repurchase up to $100 million of Inovalon's Class A common stock through December 31, 2016. On November 2, 2016, we announced that our Board of Directors authorized an expansion of the share repurchase program to repurchase up to an additional $100 million of shares of Inovalon's Class A common stock (bringing the total to $200 million) through December 31, 2017. As of September 30, 2017, the Company had repurchased 12,744,489 shares at an average purchase price of $13.43 per share for a total purchase price of approximately $171.2 million under this program. The Company intends to use a combination of cash on hand, cash generated by operations and sales of short-term investments to fund additional repurchases under this program through open market or privately negotiated transactions.

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

Date: November 2, 2017	INOVALON HOLDINGS, INC.
	By:	/s/ KEITH R. DUNLEAVY, M.D.
Keith R. Dunleavy, M.D. Chief Executive Officer & Chairman (Principal Executive Officer)

	By:	/s/ CHRISTOPHER E. GREINER
Christopher E. Greiner Chief Financial & Operating Officer (Principal Financial Officer)