Form 10-Q
period 2018-03-31
Inovalon Holdings, Inc.
filed 2018-05-08
CIK 1619954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
or
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
(301) 809-4000
Registrant’s telephone number, including area code
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of April 30, 2018, the registrant had 71,660,149 shares of Class A common stock outstanding and 80,608,685 shares of Class B common stock outstanding.

INOVALON HOLDINGS, INC.
FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2018

PART I—FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements
INOVALON HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and par value amounts)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$410,000	$208,944
Short-term investments	40,275	267,288
Accounts receivable (net of allowances of $1,545 and $2,038 at March 31, 2018 and December 31, 2017, respectively)	78,401	90,054
Prepaid expenses and other current assets	14,200	10,441
Income tax receivable	11,810	11,987
Total current assets	554,686	588,714
Non-current assets:
Property, equipment and capitalized software, net	139,989	125,768
Goodwill	184,932	184,932
Intangible assets, net	85,475	89,326
Other assets	10,474	6,338
Total assets	$975,556	$995,078
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,010	$34,109
Accrued compensation	12,927	18,592
Other current liabilities	19,163	15,277
Deferred revenue	12,068	6,954
Deferred rent	805	1,818
Credit facilities	45,000	45,000
Capital lease obligation	1,815	336
Total current liabilities	123,788	122,086
Non-current liabilities:
Credit facilities, less current portion	180,000	191,250
Capital lease obligation, less current portion	15,134	12,109
Deferred rent	1,567	219
Other liabilities	2,111	—
Deferred income taxes	21,195	26,642
Total liabilities	343,795	352,306
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.000005 par value, 900,000,000 shares authorized, zero shares issued and outstanding at each of March 31, 2018 and December 31, 2017, respectively	—	—
Class A common stock, $0.000005 par value, 750,000,000 shares authorized; 78,566,507 shares issued and 63,946,332 shares outstanding at March 31, 2018; 77,588,018 shares issued and 62,967,843 shares outstanding at December 31, 2017	—	—
Class B common stock, $0.000005 par value, 150,000,000 shares authorized; 80,608,685 shares issued and outstanding at March 31, 2018; 80,957,495 shares issued and outstanding at December 31, 2017	1	1
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, zero shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	—	—
Additional paid-in-capital	538,873	534,159
Retained earnings	292,801	308,905
Treasury stock, at cost, 14,620,175 shares at March 31, 2018 and December 31, 2017, respectively	(199,817)	(199,817)
Other comprehensive loss	(97)	(476)
Total stockholders’ equity	631,761	642,772
Total liabilities and stockholders’ equity	$975,556	$995,078

See notes to condensed consolidated financial statements.

INOVALON HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per-share amounts)

	Three Months Ended March 31,
	2018	2017
Revenue	$92,755	$108,306
Expenses:
Cost of revenue(1)	33,491	38,285
Sales and marketing(1)	7,902	7,587
Research and development(1)	6,421	7,788
General and administrative(1)	49,396	35,845
Depreciation and amortization	16,380	12,485
Total operating expenses	113,590	101,990
(Loss) Income from operations	(20,835)	6,316
Other income and (expenses):
Realized losses on short-term investments	(1,035)	—
Loss on disposal of equipment	(85)	—
Interest income	1,395	1,338
Interest expense	(1,882)	(1,413)
(Loss) Income before taxes	(22,442)	6,241
(Benefit from) Provision for income taxes	(5,608)	2,599
Net (loss) income	$(16,834)	$3,642
Net (loss) income attributable to common stockholders, basic and diluted	$(16,272)	$3,569
Net (loss) income per share attributable to common stockholders, basic and diluted:
Basic net (loss) income per share	$(0.12)	$0.02
Diluted net (loss) income per share	$(0.12)	$0.02
Weighted average shares of common stock outstanding:
Basic	139,378	144,729
Diluted	139,378	145,165
________________________________________________

(1)	Includes stock-based compensation expense as follows:
	Cost of revenue	$140	$305
	Sales and marketing	469	390
	Research and development	628	273
	General and administrative	2,511	2,629
	Total stock-based compensation expense	$3,748	$3,597

See notes to condensed consolidated financial statements.

INOVALON HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended March 31,
	2018	2017
Net (loss) income	$(16,834)	$3,642
Other comprehensive income:
Realized losses on short-term investments reclassified from accumulated other comprehensive income, net of tax of $(319) and $0, respectively	716	—
Net change in unrealized (losses) and gains on available-for-sale investments, net of tax of $105 and $138, respectively	(235)	176
Reclassification of income tax effects of the Tax Cuts and Jobs Act of 2017	(102)	—
Comprehensive (loss) income	$(16,455)	$3,818

See notes to condensed consolidated financial statements.

INOVALON HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net (loss) income	$(16,834)	$3,642
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	3,748	3,597
Depreciation	12,529	8,874
Amortization of intangibles	3,851	3,611
Amortization of premiums on short-term investments	232	591
Realized losses on short-term investments	1,035	—
Deferred income taxes	(5,922)	(113)
Loss on disposal of equipment	85	—
Change in fair value of contingent consideration	200	—
Changes in assets and liabilities:
Accounts receivable	11,669	(16,049)
Prepaid expenses and other current assets	(2,560)	(886)
Income taxes receivable	177	2,381
Other assets	(3,264)	(890)
Accounts payable	(1,669)	69
Accrued compensation	(4,017)	(6,467)
Other liabilities	2,164	(816)
Deferred rent	335	(214)
Deferred revenue	5,115	5,001
Net cash provided by operating activities	6,874	2,331
Cash flows from investing activities:
Maturities of short-term investments	63,470	59,615
Sales of short-term investments	161,772	—
Purchases of property and equipment	(9,645)	(2,965)
Investment in capitalized software	(11,125)	(5,605)
Net cash provided by investing activities	204,472	51,045
Cash flows from financing activities:
Repurchase of common stock	—	(25,383)
Repayment of credit facility borrowings	(11,250)	(7,500)
Proceeds from exercise of stock options	1,450	25
Capital lease obligations paid	(31)	(116)
Tax payments for equity award issuances	(459)	(197)
Net cash used in financing activities	(10,290)	(33,171)
Increase in cash and cash equivalents	201,056	20,205
Cash and cash equivalents, beginning of period	208,944	127,683
Cash and cash equivalents, end of period	$410,000	$147,888
Supplementary cash flow disclosure:
Cash paid during the period for:
Income taxes, net of refunds	$205	$189
Interest	1,759	1,364
Non-cash investing activities:
Capital lease obligations incurred	4,536	—
Accruals for purchases of property, equipment	6,675	2,737
Accruals for investment in capitalized software	1,882	2,992

See notes to condensed consolidated financial statements.

INOVALON HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared by Inovalon Holdings, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Rule 10-01 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements may not include all of the information and notes required by GAAP for audited financial statements. The year-end December 31, 2017 condensed consolidated balance sheet data included herein was derived from audited financial statements but does not include all disclosures required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of items of a normal and recurring nature, necessary to present fairly the Company’s financial position as of March 31, 2018, the results of operations and comprehensive income for the three month periods ended March 31, 2018 and 2017, and cash flows for the three months ended March 31, 2018 and 2017. The results of operations for the three month periods ended March 31, 2018 and 2017 are not necessarily indicative of the results to be expected for the full year. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities, and related disclosures, as of the date of the financial statements, and the amounts of revenue and expenses reported during the period. Actual results could differ from estimates. The information contained herein should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”).
Certain prior period amounts have been reclassified within the operating section of the condensed consolidated statements of cash flows, and within the investing section of the statements of cash flows to conform with current period presentation. Such reclassifications had no impact on net cash provided by operating activities or net cash provided by (used in) investing activities as previously reported.
The accompanying unaudited condensed consolidated financial statements include the accounts of Inovalon Holdings, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
The Company’s management considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements.
Recently Adopted Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers and subsequent clarifying guidance (“ASU 2014-09”). The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted this standard on January 1, 2018 using the modified retrospective approach. Refer to Note 2, “Revenue.”
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The update amends the guidance in Accounting Standards Codification (“ASC”) 230, Statement of Cash Flows, and clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows with the objective of reducing the existing diversity in practice related to eight specific cash flow issues. The Company adopted the requirements of the new standard in the first quarter of 2018 and there was no material impact on its consolidated financial statements.
In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The guidance is effective for all public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. This guidance allows for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) which was signed into law on December 22, 2017. Early adoption is permitted in any interim period or fiscal year before the effective date. The Company early adopted the requirements of the new standard in the first quarter of 2018, and elected to reclassify the income tax effects of the Tax Act of $0.1 million from other comprehensive income to retained earnings. Refer to the condensed consolidated statements of comprehensive income.
Recently Issued Accounting Standards
There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements and note disclosures, from those disclosed in the 2017 Form 10-K, that would be expected to impact the Company except for the following:

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815)-Targeted Improvements to Accounting for Hedging Activities. The update amends the current hedge accounting model and eliminates the requirement to separately measure and report hedge ineffectiveness. This guidance also requires, for qualifying hedges, the entire change in the fair value of a hedging instrument to be presented in the same income statement line item as the hedged item. The update also eases documentation and assessment requirements, modifies certain disclosure requirements, and modifies the method of accounting for components excluded from the assessment of hedge effectiveness. The Company plans to adopt the requirements of the new standard in the second quarter of 2018.
2. REVENUE
The Company adopted ASU 2014-09 as of January 1, 2018 using the modified retrospective approach. Revenues for periods beginning after January 1, 2018 are presented under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605. The Company recorded a cumulative effect net adjustment to increase retained earnings by $0.6 million as of January 1, 2018. The impact as a result of adopting ASC 606 was an increase of $0.2 million in revenue and an increase of $0.1 million in expense resulting from deferred commissions for the three months ended March 31, 2018.
These adjustments primarily related to commissions for certain contracts which are now expensed over the remaining life of the contracts and credits provided to customers which are recorded as a reduction to revenue over the applicable service period. For the remaining contracts, the Company has elected to use the practical expedient to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less.
The Company primarily derives its revenues through the sale or subscription licensing of its platform solutions and services. The following table disaggregates revenue by offering (in thousands):

	Three Months Ended March 31,
	2018	2017(1)
Platform solutions(2)	$78,966	$91,432
Services(3)	13,789	16,874
Total revenue	$92,755	$108,306
______________________________________

(1)	Prior period amounts have not been adjusted under the modified retrospective method.

(2)
Platform solutions include arrangements for technology-based offerings representing subscription-based cloud-based platform offerings and legacy platform solutions that are not cloud-based and not billed under a subscription-based contract structure.

(3)	Services include advisory, implementation, and support services under time and materials, fixed price, or retainer-based contracts.
Performance Obligations
A performance obligation is a contractual promise to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation based on standalone selling price and revenue is recognized when the performance obligations under the terms of a contract are satisfied. The determination of standalone selling price for each performance obligation requires judgment based on the terms of the contract.
The majority of the Company’s platform solutions contracts contain a series of separately identifiable and distinct services that represent performance obligations that are satisfied over time. The Company allocates revenue to platform solutions by determining the standalone selling price of each performance obligation. Revenue is generally recognized on our platform offerings over the contract term. For certain contracts, the Company has determined that it will use the practical expedient under ASC 606-10-55-18 to recognize revenue when it has the right to invoice. The Company qualifies for this practical expedient because the right to invoice corresponds directly with the value transferred to the customer.
The Company allocates revenue to its service arrangements for advisory, implementation, and support services based on contractually agreed upon billing rates applied to direct labor hours expended plus the costs of other items used in the performance of the contract. The Company concluded that it will recognize revenue when it has the right to invoice the customer using the allowable practical expedient since the right to invoice the customer corresponds with the performance obligations completed. Revenues under fixed-price and retainer-based contracts are recognized ratably over the contract period or upon contract completion.

Certain of the Company’s arrangements entitle a client to receive a refund if the Company fails to satisfy contractually specified performance obligations. The refund is limited to a portion or all of the consideration paid. In this case, revenue is recognized when performance obligations are satisfied. Historically, the Company has met contractually specified performance obligations.
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables, and deferred revenue. Invoices to clients are generated in accordance with the terms of the applicable contract, which may not be directly related to the performance of services. Unbilled receivables are invoiced when the achievement of specific events as defined by each contract occurs. The Company had unbilled receivables of $11.4 million and $14.1 million as of March 31, 2018 and December 31, 2017, respectively. Unbilled receivables are classified as accounts receivable on the condensed consolidated balance sheet. Advanced billings to clients in excess of revenue earned are recorded as deferred revenue until the aforementioned revenue recognition criteria are met.
Revenue recognized during the three months ended March 31, 2018, that was included in the deferred revenue balance at the beginning of the year, was $1.8 million.
3. NET (LOSS) INCOME PER SHARE
Holders of all outstanding classes of common stock participate ratably in earnings on an identical per share basis as if all shares were a single class. Basic earnings per share (“EPS”) is computed by dividing net (loss) income by the weighted average number of shares of common stock (Class A common stock and Class B common stock) outstanding during the period. Diluted EPS is computed by dividing net income by the sum of the weighted average number of shares of common stock outstanding and potentially dilutive securities outstanding during the period under the treasury stock method. If the Company incurs a loss from continuing operations, diluted EPS is computed in the same manner as basic EPS. Potentially dilutive securities include stock options, restricted stock units (“RSUs”) and restricted stock awards (“RSAs”). Under the treasury stock method, dilutive securities are assumed to be exercised at the beginning of the periods and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Securities are excluded from the computations of diluted earnings per share if their effect would be anti-dilutive to EPS.
The Company has issued RSAs under the 2015 Omnibus Incentive Plan. The Company considers issued and unvested RSAs to be participating securities as the holders of these RSAs have a non-forfeitable right to dividends in the event of the Company’s declaration of a dividend on shares of Class A and Class B common stock. Subsequent to the issuance of the participating securities, the Company applied the two-class method required in calculating net (loss) income per share of Class A and Class B common stock. Under the two-class method, net income attributable to common stockholders is determined by allocating undistributed earnings, calculated as net income, less earnings attributable to participating securities. The net (loss) income per share attributable to common stockholders is allocated based on the contractual participation rights of the Class A common stock and Class B common stock as if the (loss) income for the period has been distributed. As the liquidation and dividend rights are identical for both classes of common stock, the net (loss) income attributable to common stockholders is allocated on a proportionate basis.

The following table reconciles the weighted average shares outstanding for basic and diluted EPS for the periods indicated (in thousands, except per share amounts):

	Three Months Ended March 31,
	2018	2017
Basic
Numerator:
Net (loss) income	$(16,834)	$3,642
Undistributed loss (earnings) allocated to participating securities	562	(73)
Net (loss) income attributable to common stockholders—basic	$(16,272)	$3,569
Denominator:
Weighted average shares used in computing net income per share attributable to common stockholders—basic	139,378	144,729
Net (loss) income per share attributable to common stockholders—basic	$(0.12)	$0.02
Diluted
Numerator:
Net (loss) income attributable to common stockholders—diluted	$(16,272)	$3,569
Denominator:
Number of shares used for basic EPS computation	139,378	144,729
Effect of dilutive securities	—	436
Weighted average shares used in computing net income per share attributable to common stockholders—diluted	139,378	145,165
Net (loss) income per share attributable to common stockholders—diluted	$(0.12)	$0.02
The computation of diluted EPS does not include certain awards, on a weighted average basis, for the three months ended March 31, 2018 and 2017, because their inclusion would have an anti-dilutive effect on EPS. The awards excluded because of their anti-dilutive effect are as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Awards excluded from the computation of diluted net (loss) income per share because their inclusion would have been anti-dilutive	118	168
4. SHORT-TERM INVESTMENTS
As of March 31, 2018, short-term investments consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Corporate notes and bonds	$37,401	$—	$(140)	$37,261
U.S. agency obligations	3,015	—	(1)	3,014
Total available-for-sale securities	$40,416	$—	$(141)	$40,275
As of December 31, 2017, short-term investments consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Corporate notes and bonds	$232,048	$3	$(572)	$231,479
U.S. agency obligations	15,341	—	(99)	15,242
U.S. treasury securities	20,735	—	(168)	20,567
Total available-for-sale securities	$268,124	$3	$(839)	$267,288

The following table summarizes the estimated fair value of our short-term investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of the dates shown (in thousands):

	March 31, 2018	December 31, 2017
Due in one year or less	$38,484	$204,725
Due after one year through two years	1,791	62,563
Total	$40,275	$267,288
The Company has certain available-for-sale securities in a gross unrealized loss position. The Company reviews its debt securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial position and near-term prospects of the issuer and the Company’s intent to sell, or whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s amortized-cost basis. If the Company determines that an other-than-temporary decline exists, or if write downs related to credit losses are necessary, in one of these securities, the unrealized losses attributable to the respective investment would be reclassified to realized losses on short-term investments within the statement of operations. There were no impairments considered other-than-temporary as of March 31, 2018.
The following table shows the fair values and the gross unrealized losses of available-for-sale securities that were in a gross unrealized loss position, as of March 31, 2018, aggregated by investment category (in thousands):

	Estimated Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$37,261	$(140)
U.S. agency obligations	3,014	(1)
	$40,275	$(141)
5. FAIR VALUE MEASUREMENTS
The following table presents the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market funds	$138	$—	$—	$138
Short-term investments:
Corporate notes and bonds	—	37,261	—	37,261
U.S. agency obligations	—	3,014	—	3,014
Liabilities:
Contingent consideration	—	—	(7,600)	(7,600)
Total	$138	$40,275	$(7,600)	$32,813

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
The following table presents our financial instruments measured at fair value using unobservable inputs (Level 3) (in thousands):

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	March 31, 2018	December 31, 2017
Balance, beginning of period	$(7,400)	$(12,600)
Fair value adjustment (recognized in general and administrative expenses)	(200)	5,200
Total	$(7,600)	$(7,400)
6. COMMITMENTS AND CONTINGENCIES
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
There have been no significant or material developments to current legal proceedings, including the estimated effects on the Company’s condensed consolidated financial statements and note disclosures, subsequent to the disclosure previously provided in Note 10 of the Notes to the Consolidated Financial Statements in the 2017 Form 10-K.
7. BUSINESS COMBINATIONS
ComplexCare Solutions Acquisition
On July 6, 2017, the Company completed the acquisition of ComplexCare Solutions, Inc. and ComplexCare Solutions IPA, LLC (together, “CCS”). CCS is a company that provides technology-enabled interventions and member engagement coordination services for a number of payers and employers throughout the United States. The fair value included in the consolidated financial statements represents the Company’s best estimates and valuations in conformity with ASC No. 820, Fair Value Measurements and Disclosures. The final purchase price was allocated to identifiable assets acquired and liabilities assumed based upon valuation procedures performed. The Company acquired all of the capital stock of CCS for approximately $4.5 million in cash and the settlement of an existing payable to CCS of $2.3 million. The Company acquired approximately $9.8 million of assets, including approximately $1.5 million of cash and approximately $3.9 million of liabilities. The net assets acquired exceeded the consideration paid by approximately $1.4 million, and as such the Company recorded a bargain purchase gain in general and administrative expenses for the year ended December 31, 2017.
8. SUBSEQUENT EVENTS
Business Combination—On April 2, 2018, the Company acquired Butler Group Holdings, Inc., a Delaware corporation, and its wholly-owned subsidiaries, including, without limitation, ABILITY Network Inc., a Delaware corporation (“ABILITY”), for aggregate consideration of approximately $1.17 billion in cash and restricted shares of the Company’s Class A common stock (“the ABILITY Acquisition”).
ABILITY is a leading cloud-based Software-as-a-service (“SaaS”) technology company helping to simplify the administrative and clinical complexities of healthcare. Through the myABILITY® software platform, an integrated set of cloud-based applications for providers, ABILITY provides core connectivity, administrative, clinical, and quality analysis, management, and performance improvement capabilities to more than 44,000 acute, post-acute and ambulatory point-of-care provider facilities. The extensive datasets, on-demand compute capability, advanced analytics, and broad healthcare ecosystem connectivity enabled by the Inovalon ONE™ Platform are expected to provide a significant expansion of application offerings within the myABILITY® software platform while also expanding the nature and reach of high-value solutions for Inovalon’s existing payer, pharma, and device client-base. The combination of Inovalon and ABILITY creates a vertically integrated cloud-based platform empowering the achievement of real-time, value-based care from payers, manufacturers, and diagnostics all the way to the patient’s point of care.
The aggregate consideration was comprised of $1.1 billion in cash and the issuance of 7.6 million restricted shares of the Company’s Class A common stock which has a preliminary value of approximately $70.0 million using an option pricing valuation model discounted for marketability. The cash portion of the aggregate consideration was financed through a combination of cash on hand and borrowings from the 2018 Term Facility (as defined below).
The Company acquired certain intangible assets in connection with the ABILITY Acquisition including customer relationships, trade names, and technology. The purchase price allocation of assets acquired and liabilities assumed will be completed within the one year measurement period as required by ASC No. 805, Business Combinations. The preliminary value of consideration is subject to adjustment until the Company has completed its analysis within the measurement period. The Company is in the process of reviewing its assumptions related to the fair value of the consideration pending any working capital adjustments and estimates of tax related matters.
Credit Facility—In connection with the ABILITY Acquisition, on April 2, 2018, the Company entered into a credit agreement (the “2018 Credit Agreement”) with Morgan Stanley Senior Funding, Inc. (“MSSF”), as administrative agent, to provide a Credit Facility which is comprised of: (i) a term loan B facility with the Company as borrower in a total principal amount of $980.0 million (the “2018 Term Facility”); and (ii) a revolving credit facility with the Company as borrower in a total principal amount of up to $100.0 million (the “2018 Revolving Facility”). The 2018 Revolving Facility will terminate on April 2, 2023 and the 2018 Term Facility will mature on April 2, 2025. The entire $980.0 million 2018 Term Facility was borrowed on April 2, 2018, and was used to pay off all of the Company’s existing debt obligations under the Credit and Guaranty Agreement dated as of September 19, 2014 as well as to provide the financing necessary to fund, in part, the cash consideration paid pursuant to the terms of the merger agreement. As of the date hereof, the Company has not drawn any amounts under the 2018 Revolving Facility. In addition, the Company and its Restricted Subsidiaries (as defined in the 2018 Credit Agreement) are subject to certain affirmative and negative covenants under the 2018 Credit Agreement, and the 2018 Credit Agreement includes certain customary representations and warranties of the Company.
At the option of the Company, the loans outstanding under the 2018 Term Facility will bear interest either at: (i) Adjusted London Interbank Offer Rate (“LIBOR”) plus an applicable rate of 3.50% (or 3.25% if the Senior Secured Net Leverage Ratio, as defined in the 2018 Credit Agreement, is equal to or falls below 4.00 to 1.00) or (ii) the Alternate Base Rate (“ABR”) plus an applicable margin. The Company may elect interest periods of one, two, three or six months for Adjusted LIBOR borrowings. As set forth in the 2018 Credit Agreement, the Alternate Base Rate is the higher of: (i) the rate that Morgan Stanley Senior Funding, Inc. as Administrative Agent announces from time to time as its prime or base commercial lending rate, as in effect from time to time, (ii) the Federal Funds Effective Rate plus ½ of 1.0% and (iii) one-month Adjusted LIBOR plus 1.0%.
The 2018 Term Facility has an original issue discount of 1.5% and the Company incurred approximately $33.0 million in debt issuance costs. The original issue discount and the debt issuance costs will be reported on the balance sheet as adjustments to the carrying amount of the debt liability and will be amortized into interest expense using the effective interest method. Commitment fees related to the 2018 Revolving Facility will be recorded as an asset and amortized over the contractual term.
Interest Rate Swap—To mitigate the risk of a rise in interest rates, the Company entered into multiple interest rate swap transactions during April 2018. These interest rate swaps mitigate the exposure on the variable component of interest on the Term Facility discussed above. The transactions fix the LIBOR rate component of interest on $600.0 million of the Term Facility at a weighted average rate of approximately 2.8%. These interest rate swap transactions are designated as cash flow hedges and are deemed highly effective under ASC 815, Derivatives and Hedging. The interest rate swap transactions will be recorded on the balance sheet at fair value and any changes to the fair value will be recorded through accumulated other comprehensive income and reclassified into interest expense in the same period in which the hedged transaction is recognized in earnings.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission (the “SEC”) on February 21, 2018 (the “2017 Form 10-K”). Unless we otherwise indicate or the context requires, references to the “Company,” “Inovalon,” “we,” “our,” and “us” refer to Inovalon Holdings, Inc. and its consolidated subsidiaries.
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
Factors that may cause actual results to differ from expected results include, among others:

•	our future financial performance, including our ability to continue and manage our growth;

•	our ability to retain our client base and sell additional services to them;

•	the effect of the concentration of our revenue among our top clients;

•	our ability to innovate and adapt our platforms and toolsets;

•	the effects of regulations applicable to us, including regulations relating to data protection and data privacy;

•	the effects of consolidation in the healthcare industry;

•	the ability to successfully integrate our acquisitions including CCS and ABILITY and the ability of the acquired business to perform as expected;

•	the ability to enter into new agreements with existing or new platforms, products, and solutions in the timeframes expected, or at all;

•	the successful implementation and adoption of new platforms, products and solutions;

•	the effects of changes in tax legislation for jurisdictions within which we operate, including recent changes in U.S. tax laws;

•	the ability to protect the privacy of our clients’ data and prevent security breaches;

•	the effect of current or future litigation;

•	the effect of competition on our business; and

•	the efficacy of our platforms and toolsets.
Forward-looking statements are only current predictions and are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from those anticipated by such statements. These factors include, among other factors, those set forth in our 2017 Form 10-K, under the heading Part I, Item 1A, “Risk Factors.”
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

Overview
We are a leading technology company providing cloud-based platforms empowering a data-driven transformation from volume-based to value-based models throughout the healthcare industry. Through the Inovalon ONE™ Platform, Inovalon brings to the marketplace a national-scale capability to interconnect with the healthcare ecosystem on a very large scale, aggregate and analyze data in petabyte volumes to arrive at sophisticated insights in real-time, drive impact wherever it is analytically identified best to intervene, and intuitively visualize data and information to inform business strategy and execution. Leveraging its platform capabilities, large proprietary data sets, and industry-leading subject matter expertise, Inovalon enables the assessment and improvement of clinical and quality outcomes and financial performance across the healthcare ecosystem. From health plans and provider organizations, to pharmaceutical, medical device, and diagnostics companies, Inovalon’s unique achievement of value is delivered through the effective progression of “Turning Data into Insight, and Insight into Action®.” Providing technology that supports a client base approaching 500 healthcare organizations, Inovalon’s platforms are informed by data pertaining to more than 941,000 physicians, 483,000 clinical facilities, 243 million individuals, and 38 billion medical events.
We generate the substantial majority of our revenue through the sale or subscription licensing of our platform solutions and services.
Recent Developments
On April 2, 2018, the Company acquired Butler Group Holdings, Inc., a Delaware corporation and its wholly-owned subsidiaries, including, without limitation, ABILITY Network Inc., a Delaware corporation (“ABILITY”), for aggregate consideration of approximately $1.17 billion in cash and restricted shares of our Class A common stock. The combination of Inovalon and ABILITY creates a vertically integrated cloud-based platform empowering the achievement of real-time, value-based care from payers, manufacturers, and diagnostics all the way to the patient’s point of care. As the acquisition of ABILITY was completed after March 31, 2018, our consolidated financial statements do not include the financial condition or the results of operations of ABILITY in any of the periods presented herein. See “Note 8—Subsequent Events” in the Notes to our unaudited condensed consolidated financial statements included under Part I, Item 1 within this Quarterly Report on Form 10-Q for additional information.
In connection with the ABILITY Acquisition, on April 2, 2018, the Company entered into a credit agreement with Morgan Stanley Senior Funding, Inc., as administrative agent, to provide a Credit Facility which is comprised of: (i) a term loan B facility with the Company as borrower in a total principal amount of $980.0 million; and (ii) a revolving credit facility with the Company as borrower in a total principal amount of up to $100.0 million. See “Note 8—Subsequent Events” in the Notes to our unaudited condensed consolidated financial statements included under Part I, Item 1 within this Quarterly Report on Form 10-Q for additional information.
The Company adopted new accounting guidance on revenue from contracts with customers as of January 1, 2018 using the modified retrospective approach. Revenues for periods beginning after January 1, 2018 are presented under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605. See “Note 2—Revenue” in the Notes to our unaudited condensed consolidated financial statements included under Part I, Item 1 within this Quarterly Report on Form 10-Q for additional information.
Quarterly Key Metrics
We review certain metrics quarterly, including the key metrics shown in the table below. We believe that these metrics are indicative of our overall level of analytical activity and the underlying growth in our business.

	March 31,
	2018	2017
	(in thousands)
MORE[2] Registry® dataset metrics(1)
Unique patient count(2)	243,421	158,482
Medical event count(3)	38,792,430	14,016,628
Trailing 12 month Patient Analytics Months (PAM)(1)(4)	45,171,786	28,303,430
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

(4)
PAM is defined as the sum of the analytical processes performed on each respective patient within patient populations covered by clients under contract. As used in the metric, an “analytical process” is a distinct set of data calculations undertaken by us which is initiated and completed within our platform solutions to examine a specific question such as whether a patient is believed to have a condition such as diabetes, or worsening of the disease, during a specific time period.

Trends and Factors Affecting Our Future Performance
A number of factors influence our growth and performance. We see many of these factors as being more quantitatively driven, such as the rate of growth of the underlying data counts within our datasets, the ongoing investment in innovation, and our revenue mix of subscription-based platform offerings. Additionally, there are several factors that influence our growth and performance that are less quantitatively driven, including seasonality, macro-economic forces, and trends within healthcare (such as payment models, incentivization, and regulatory oversight) that can be driven by changes in federal and state laws and regulations, as well as private sector market forces.
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
Innovation and Platform Development.    Our business model is based upon our ability to deliver value to our clients through our platform solutions and related services focused on the achievement of meaningful and measurable improvements in clinical quality outcomes and financial performance in healthcare. Our ability to deliver this value is dependent in part on our ability to continue to innovate, design new capabilities, enter into new agreements with clients for new platforms, and bring these capabilities to market in an enterprise scale. Our continued ability to innovate our platform and bring differentiated capabilities to market is an important aspect of our business success. Our investment in innovation includes costs for research and development, capitalized software development, and capital expenditures related to hardware and software platforms on which our platform solutions are deployed as summarized below (in thousands, except percentages).

	Three Months Ended March 31,
	2018	2017
Investment in Innovation:
Research and development(1)	$6,421	$7,788
Capitalized software development(2)	10,296	6,140
Research and development infrastructure investments(3)	8,765	3,758
Total investment in innovation	$25,482	$17,686
As a percentage of revenue
Research and development(1)	7%	7%
Capitalized software development(2)	11%	6%
Research and development infrastructure investments(3)	9%	3%
Total investment in innovation	27%	16%
_______________________________________

(1)	Research and development primarily includes employee costs related to the development and enhancement of our service offerings.

(2)	Capitalized software development includes capitalized costs incurred to develop and enhance functionality for our platform solutions.

(3)	Research and development infrastructure investments include strategic capital expenditures related to hardware and software platforms under development or enhancement.
Mix of Subscription-Based Platform Offerings and Legacy Solutions. We have been undergoing an intentional transition in our offering portfolio from legacy platform solutions to subscription-based cloud-based platform offerings with add-on advisory services. Subscription-based cloud-based platform offerings are generally defined as modular, cloud-based solutions that utilize dynamic, high-speed cloud-based compute and storage, offer enhanced data visualization capabilities, and are tied to subscription-based contract structures where revenue is predominantly based on factors such as the number of patients under contract or similar relevant metrics (e.g., the number of prescriptions issued), the size of the client, and/or a specific period of time. Legacy platform solutions are generally defined as solutions historically not cloud-based in nature and not tied to subscription-based contract structures. Over time, we believe subscription-based cloud-based platform offerings provide more advanced capabilities, higher value, and greater visibility to clients, as well as improved visibility, market differentiation, and financial performance for us.
Breadth of Healthcare Industry Connectivity. The healthcare industry is undergoing a significant transition from volume-based to value-based care and payment models. As part of this transition, participants across the healthcare industry, including health plans, pharmaceutical companies, medical device manufacturers, and diagnostic companies, are increasingly interested in achieving timely and seamless access to relevant data and being able to drive impact directly with providers and their patients. Concurrently, providers are also increasingly interested in access to more advanced analytical tools to support and improve their performance under value-based care arrangements. Enhancing and expanding our industry connectivity with payer administrative systems, provider facilities, diagnostic systems, pharmacy systems, healthcare industry systems (e.g., electronic healthcare record systems, health information exchange systems, claims processing systems, decision support systems, etc.), and other healthcare clinical and business systems, offers the potential for increased differentiation in the healthcare marketplace as well as improved efficiency of our operations.
Client and Analytical Process Count Growth.    Our business is generally driven by the number of underlying patients for which our platform solutions are being utilized. As such, we track the number of analytical processes that we run on patients each month in fulfillment of our client contracts, as totaled for the trailing 12 months. We believe that PAM is indicative of our overall level of analytical activity, and we expect our period-to-period comparisons of our PAM to be indicative of underlying growth of our business, although changes in levels of analytical activity do not always directly translate to changes in financial performance of our business. Differences in fees charged for different analytical packages exist and differences in how analytics trigger the applicability of our data-driven intervention platforms may result in increases in analytical activity that do not result in proportional increases in revenue, or net income (and vice versa). Therefore, in situations in which a new engagement is initiated for analytical processes that have a higher than average fee rate, revenue could expand disproportionately faster than the increase in PAM. Likewise, if engagements for analytical processes that have a higher than average fee rate are concluded then such conclusions can negatively affect revenue disproportionately more than PAM.
Seasonality.    The nature of our customers’ end-market results in partial seasonality reflected in both revenue and cost of revenue differences during the year. Regulatory impact of data submission deadlines in, for example, January, March, June, and September drive some degree of predictable timing of analytics and data processing activity variances from quarter to quarter. Further, regulatory clinical encounter deadlines of June 30th and December 31st drive predictable intervention concentrations variances from quarter to quarter. The timing of these factors results in analytical and intervention activity mix variances which have limited predictable impact in the aggregate on our financial performance from quarter to quarter. However, quarter to quarter financial performance may increasingly vary from historical seasonal trends as we continue to expand into adjacent markets and increase the portion of our revenue generated from new offerings. Further, we also expect the impact of seasonality to decrease over time as we expand our mix of revenue generated from a subscription-based model.
Regulatory, Economic and Industry Trends.    Our clients are affected, sometimes directly and sometimes counter-intuitively, by macro-economic trends such as economic growth (or economic recession), inflation, and unemployment. Further, industry trends in federal and state laws and regulations, as well as emerging trends in private sector payment models, affect our clients’ businesses and their need for technologies and services to support these challenges. These factors have various effects on our business, and on occasion have resulted in the slowing or cessation of the decision-making process by clients adopting our technologies and services. On the other hand, changes in macro-economic trends and the industry landscape have accelerated the need for our technologies and services from time-to-time, particularly as regulators introduce complex requirements with which our clients must comply.
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
Critical accounting policies are those policies that affect our more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements. For a more detailed discussion of our critical accounting policies, please refer to our 2017 Form 10-K.
Components of Results of Operations
Revenue
We earn revenue primarily through the sale or subscription licensing of our platform solutions and arrangements for advisory, implementation, and support services.
Platform solutions include arrangements for technology-based offerings representing subscription-based cloud-based platform offerings and legacy platform solutions that are not cloud-based and not billed under a subscription-based contract structure. Our platform solutions revenue is driven primarily by cloud-based data connectivity, analytics, intervention, and visualization software that enables the identification and resolution of gaps in care, quality, utilization, compliance, and/or other gaps that may impact our clients’ achievement of greater healthcare quality and financial performance associated with value-based care. Revenue is predominantly based on the number of clients, the number of patients or similar relevant metrics (e.g., the number of prescriptions issued), the size of the client, the number of analytical services contracted for by a client and the contractually negotiated price of such services. Additionally, revenue is based on the number of identified and/or resolved gaps in care, quality, utilization, compliance, and/or other gaps resulting from our analytical services at a contractually negotiated transactional price for each identified and/or resolved gap.
The majority of our platform solutions contracts contain a series of separately identifiable and distinct services that represent performance obligations that are satisfied over time. Revenue is allocated to platform solutions by determining the standalone selling price of each performance obligation. Revenue is generally recognized on our platform offerings over the contract term. For certain contracts, we have determined that we will recognize revenue when we have the right to invoice.
Service revenue represents revenue that is generated from strategic advisory, implementation and support services. Revenue from our services arrangements is generally provided under time and materials, fixed-price, or retainer-based contracts, based on agreed upon billing rates applied to direct labor hours expended plus the costs of other items used in the performance of the contract. We recognize revenue when we have the right to invoice the customer using the allowable practical expedient since the right to invoice the customer corresponds with the performance obligations completed. Revenues under fixed-price and retainer-based contracts are recognized ratably over the contract period or upon contract completion.

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
Our business and operational models are designed to be highly scalable and leverage variable costs to support revenue generating activities. While we may grow our headcount over time to capitalize on our market opportunities, we believe our increased investment in automation, electronic health record integration capabilities, and economies of scale in our operating model, will position us to grow our platform solutions revenue at a greater rate than our cost of revenue, over time, excluding the impact of stock-based compensation expense.
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
We expect our sales and marketing expenses to continue to increase in absolute dollar terms as we strategically invest to expand our business, although it may vary from period to period as a percentage of total revenues.
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
We expect our general and administrative expense to increase in absolute dollars and as a percentage of revenue driven by certain one-time costs including the expansion of our business through acquisitions. Over the long term, we expect general and administrative expense to decrease as a percentage of revenue.
Depreciation and Amortization Expense
Our depreciation and amortization expense consists primarily of depreciation of fixed assets, amortization of capitalized software development costs, and amortization of acquisition-related intangible assets.
We expect our depreciation and amortization expense to increase as we expand our business organically and through acquisitions.
Realized Losses on Short-term Investments
Realized losses on short-term investments consist of losses realized upon the sale of certain of the Company’s available-for-sale securities, prior to their maturity. The losses were incurred as the value of the available-for-sale securities declined from the date of purchase to the date of sale.

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
We expect to recognize gains on disposal of equipment to the extent that proceeds received upon disposal are greater than the carrying value of the underlying equipment, otherwise loss on disposal of equipment could be incurred.
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
We expect our interest expense to increase in connection with the debt commitment discussed in Note 8, “Subsequent Event” and to fluctuate in proportion to the outstanding principal balance and the prevailing London Interbank Offer Rate (“LIBOR”) interest rate.
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
We expect that our effective tax rate will decrease due to the Tax Act, which was signed into law on December 22, 2017 and is effective January 1, 2018, and in the future may fluctuate due to the recognition of excess tax benefits and tax deficiencies associated with stock-based compensation transactions which are considered to be discrete items. Excluding discrete items impacting the effective tax rate, we expect our long-term tax rate to reflect the applicable statutory rates.

RESULTS OF OPERATIONS
The following table sets forth our consolidated statement of operations data for each of the periods presented (in thousands, except percentages):

	Three Months Ended March 31,		Change from 2017 to 2018
	2018	2017	$	%
Revenue	$92,755	$108,306	$(15,551)	(14)%
Expenses:
Cost of revenue(1)	33,491	38,285	(4,794)	(13)%
Sales and marketing(1)	7,902	7,587	315	4%
Research and development(1)	6,421	7,788	(1,367)	(18)%
General and administrative(1)	49,396	35,845	13,551	38%
Depreciation and amortization	16,380	12,485	3,895	31%
Total operating expenses	113,590	101,990	11,600	11%
(Loss) Income from operations	(20,835)	6,316	(27,151)	(430)%
Other income and (expenses):
Realized losses on short-term investments	(1,035)	—	*	*%
Loss on disposal of equipment	(85)	—	*	*%
Interest income	1,395	1,338	57	4%
Interest expense	(1,882)	(1,413)	(469)	33%
(Loss) Income before taxes	(22,442)	6,241	(28,683)	(460)%
(Benefit from) Provision for income taxes	(5,608)	2,599	(8,207)	(316)%
Net (loss) income	$(16,834)	$3,642	$(20,476)	(562)%
________________________________________________

(1)	Includes stock-based compensation expense as follows:
	Cost of revenue	$140	$305	$(165)	(54)%
	Sales and marketing	469	390	79	20%
	Research and development	628	273	355	130%
	General and administrative	2,511	2,629	(118)	(4)%
	Total stock-based compensation expense	$3,748	$3,597	$151	4%
* Asterisk denotes not meaningful.

The following table sets forth our consolidated statement of operations data for each of the periods presented as a percentage of revenue:

	Three Months Ended March 31,
	2018	2017
Revenue	100%	100%
Expenses:
Cost of revenue	36%	35%
Sales and marketing	9%	7%
Research and development	7%	7%
General and administrative	53%	33%
Depreciation and amortization	18%	12%
Total operating expenses	123%	94%
(Loss) Income from operations	(23)%	6%
Other income and (expenses):
Realized losses on short-term investments	(1)%	—%
Loss on disposal of equipment	*%	—%
Interest income	2%	1%
Interest expense	(2)%	(1)%
(Loss) Income before taxes	(24)%	6%
(Benefit from) Provision for income taxes	(6)%	2%
Net (loss) income	(18)%	4%
* Asterisk denotes not meaningful.
Comparison of the Three Months Ended March 31, 2018 and 2017
Revenue
Revenue for the three months ended March 31, 2018 was $92.8 million, a decrease of 14% compared with revenue of $108.3 million for the three months ended March 31, 2017. This decrease was primarily attributable to a decrease of $22.1 million in revenue from existing clients resulting from a combination of factors including decisions by a limited number of clients to withdraw from Affordable Care Act (as amended by the Health Care and Education Reconciliation Act of 2010) markets, the transition of client contracts to newer product offerings and more subscription-based agreements versus the year-ago period, and the conclusion of client contracts included in the year-ago period, which was partially offset by an increase of $4.7 million in revenue contributed from new clients signed and $1.9 million in revenue from the acquired business of CCS.
Cost of Revenue
During the three months ended March 31, 2018, cost of revenue decreased by $4.8 million, or 13%, compared with the three months ended March 31, 2017. The decrease in cost of revenue was primarily attributable to a decrease of employee-related expenses of $4.5 million driven by technology-enabled platform efficiency initiatives, a decrease in professional third-party costs of $1.8 million, and a decrease in fulfillment of $0.6 million, which was partially offset by the incremental cost of revenue of $2.2 million attributable to the acquired business of CCS. Cost of revenue as a percentage of revenue was 36% and 35% for the three months ended March 31, 2018 and 2017, respectively.
Sales and Marketing
During the three months ended March 31, 2018, sales and marketing expenses increased by $0.3 million, or 4%, compared with the three months ended March 31, 2017. The increase was driven by our investment to expand our sales organization and partner team to focus on adding new clients and capturing an increased amount of market opportunity. Sales and marketing expenses as a percentage of revenue was 9% and 7% for the three months ended March 31, 2018 and 2017, respectively.
Research and Development
During the three months ended March 31, 2018, research and development expense decreased by $1.4 million, or 18%, compared with the three months ended March 31, 2017. The decrease was primarily attributable to an increased focus on development of the Inovalon ONE™ Platform, resulting in an increase to capitalized software projects of $2.6 million, which was partially offset by an increase in professional third-party costs of $0.5 million and incremental expense of $0.3 million attributable to the acquired business of CCS.

General and Administrative
During the three months ended March 31, 2018, general and administrative expenses increased by $13.6 million, or 38%, compared with the three months ended March 31, 2017. The increase was primarily attributable to an increase in employee-related expenses of $4.5 million, which includes an increase in severance expense of $0.7 million related to cost reduction initiatives, incremental expenses of $4.4 million attributable to the acquired business of CCS, transaction costs related to the acquisition of ABILITY of $3.0 million, and an increase in professional third-party party costs of $2.5 million, which includes a $1.4 million increase in legal expenses related to non-recurring litigation. General and administrative expenses as a percentage of revenue was 53% and 33% for the three months ended March 31, 2018 and 2017, respectively.
Depreciation and Amortization
During the three months ended March 31, 2018, depreciation and amortization expense increased by $3.9 million, or 31%, compared with the three months ended March 31, 2017. The increase was primarily attributable to depreciation of software licenses and computers of $2.3 million, $1.2 million of incremental amortization of capitalized software, $0.1 million of depreciation of other assets related to the acquired businesses of CCS, and $0.1 million of amortization of acquired intangible assets.
Loss on Disposal of Equipment
During the three months ended March 31, 2018, we incurred a loss of $0.1 million related to the disposal of equipment. During the three months ended March 31, 2017, there were no equipment disposals.
Interest Income
During the three months ended March 31, 2018, interest income increased by $0.1 million, compared with the three months ended March 31, 2017. The increase in our interest income was primarily attributable to the overall value of our available-for-sale short term investment portfolios that resulted in an increase in earnings derived from our available-for-sale short-term investments.
Interest Expense
During the three months ended March 31, 2018, interest expense increased by $0.5 million, compared with the three months ended March 31, 2017. The increase in interest expense was primarily attributable to an increase in the interest rate on our 2014 Term Loan Facility (as defined below under the heading “Liquidity and Capital Resources—Debt”) which was variable and fluctuates alongside changes to LIBOR.
Provision for Income Taxes
During the three months ended March 31, 2018, the benefit from income taxes was $5.6 million compared to provision for income taxes of $2.6 million for the three months ended March 31, 2017. Our effective tax rate for the three months ended March 31, 2018 was approximately 25.0%, compared with approximately 41.6% for the three months ended March 31, 2017. The decrease in our effective tax rate is primarily a result of the Tax Act, which was signed into law on December 22, 2017 and was effective January 1, 2018.
Liquidity and Capital Resources
Sources of Liquidity
Our principal sources of liquidity have been cash generated by operating activities, proceeds from our initial public offering and proceeds from our Credit Facilities. Our cash generated from such sources has been sufficient to fund our growth, including our capital expenditures. As of March 31, 2018, our cash, cash equivalents and short-term investments totaled $450.3 million, of which $40.3 million represented short-term, available-for-sale, investment grade, domestic debt-securities, compared with $533.3 million of cash, cash equivalents, and short-term investments as of March 31, 2017, of which $385.4 million represented short-term, available-for-sale, investment grade, domestic debt-securities.
We believe our current cash, cash equivalents, and short-term investments balance, expected cash generated by operating activities and availability of cash under our Credit Agreements are sufficient to fund our operations, finance our strategic initiatives, and fund our investment in innovation and new service offerings, for the foreseeable future. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our Credit Agreements.
Debt
On September 19, 2014, we entered into a Credit and Guaranty Agreement with a group of lenders including Goldman Sachs Bank USA, as administrative agent (the “2014 Credit Agreement”). The terms of the 2014 Credit Agreement provided for credit facilities in the aggregate maximum principal amount of $400.0 million, consisting of a senior unsecured term loan facility in the original principal amount of $300.0 million (the “2014 Term Loan Facility”) and a senior unsecured revolving credit facility in the maximum principal amount of $100.0 million (the “2014 Revolving Credit Facility” and, together with the 2014 Term Loan Facility, the “2014 Credit Facilities”).
As of March 31, 2018, we had outstanding indebtedness under the 2014 Term Loan Facility and capital lease obligations of approximately $225.0 million and approximately $16.9 million, respectively. As of March 31, 2017, we had outstanding indebtedness under the 2014 Term Loan Facility and capital lease obligations of approximately $258.8 million and approximately $0.3 million, respectively. No amounts were outstanding under the 2014 Revolving Credit Facility as of March 31, 2018 or March 31, 2017. The 2014 Term Loan Facility had a five-year term and was an amortizing facility with quarterly principal payments and monthly interest payments. Scheduled principal payments totaling $11.3 million and scheduled interest payments totaling approximately $1.8 million were paid during the three months ended March 31, 2018. As of March 31, 2018, we were in compliance with the covenants under the 2014 Credit Agreement.
On April 2, 2018, we paid in full all existing debt obligations under the 2014 Credit Agreement and terminated all commitments to extend further credit thereunder. On April 2, 2018, we entered into a credit agreement with Morgan Stanley Senior Funding, Inc., as administrative agent. See “Note 8—Subsequent Events” in the Notes to our unaudited condensed consolidated financial statements included under Part I, Item 1 within this Quarterly Report on Form 10-Q for additional information.
Cash Flows
Operating Cash Flow Activities
Cash provided by operating activities during the three months ended March 31, 2018 was approximately $6.9 million, representing an increase in cash inflow of approximately $4.5 million compared with the three months ended March 31, 2017. Cash provided by operating activities was driven by improved working capital of approximately $8.0 million and the exclusion of non-cash expenses totaling approximately $15.8 million, which was partially offset by net loss of approximately $16.8 million.
Investing Cash Flow Activities
Cash provided by investing activities during the three months ended March 31, 2018 was approximately $204.5 million compared with approximately $51.0 million during the three months ended March 31, 2017. Cash provided by investing activities was primarily due to proceeds generated from maturities of available-for-sale securities of approximately $225.2 million, partially offset by approximately $20.8 million of investments in property and equipment and capitalized software.
We make investments in innovation, including research and development expense, capital software development costs, and research and development infrastructure investments, on a recurring basis. We expect our investment in innovation to increase in the foreseeable future to support our continued growth and new service offerings.
Financing Cash Flow Activities
Cash used in financing activities during the three months ended March 31, 2018 was approximately $10.3 million, compared with approximately $33.2 million during the three months ended March 31, 2017. Cash used in financing activities was primarily due to approximately $11.3 million for the repayment of 2014 Credit Facility borrowings.
Contractual Obligations
During the three months ended March 31, 2018, there have been no material changes, outside of the ordinary course of business, in our contractual obligations previously disclosed under the caption “Contractual Obligations” in our 2017 Form 10-K.
Off-Balance Sheet Arrangements
As of March 31, 2018, we did not have any off-balance sheet arrangements.
Recently Issued Accounting Standards
Recently issued accounting standards and their expected impact, if any, are discussed in Note 1, “Basis of Presentation”, in the notes to our unaudited condensed consolidated financial statements, included under Item 1 within this Quarterly Report on Form 10-Q and in Note 2, “Summary of Significant Accounting Policies,” in the notes to our consolidated financial statements, included under Item 15 within our 2017 Form 10-K.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Variable Rate Debt Risk.    Our variable rate debt includes our 2014 Term Loan Facility and our 2014 Revolving Credit Facility. As of March 31, 2018, we had $225.0 million outstanding under our 2014 Term Loan Facility at an effective interest rate of approximately 2.9%. As a result, if market interest rates were to increase by 1.0%, or 100 basis points, interest expense would decrease future earnings and cash flows, net of estimated tax benefits, by approximately $1.6 million annually, assuming that we do not enter into contractual hedging arrangements. As of March 31, 2018, there was no balance outstanding on the 2014 Revolving Credit Facility.

Marketable Securities Risk.    We had short-term investment portfolios, including cash held in money market funds, totaling approximately $40.4 million as of March 31, 2018. This amount was invested primarily in marketable securities including corporate notes and bonds, U.S. agency obligations, and money market funds. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
An immediate increase of 100-basis points in interest rates would have no material impact on the market value of our investment portfolio as of March 31, 2018. An immediate decrease of 100-basis points in interest rates would have increased the market value of our investment portfolio by approximately $0.3 million as of March 31, 2018. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in accumulated other comprehensive income (loss), and are realized only if we sell the underlying securities prior to their maturity.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that, as of March 31, 2018, our disclosure controls and procedures were designed at a reasonable assurance level to ensure that material information relating to Inovalon Holdings, Inc., including its consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and that our disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings
See “Note 6—Commitments and Contingencies” in the Notes to our unaudited condensed consolidated financial statements included under Part I, Item 1 within this Quarterly Report on Form 10-Q.
Item 1A.    Risk Factors
For a discussion of potential risks and uncertainties related to our Company see the information in Part I, Item 1A (“Risk Factors”) of our 2017 Form 10-K for the year ended December 31, 2017. There have been no material changes to the risk factors previously disclosed in our 2017 Form 10-K, other than the addition of the following two new risk factors:
Our debt may restrict our future operations.
We have substantial debt and have the ability to incur additional debt.  As of May 8, 2018, we had approximately $980.0 million of outstanding principal indebtedness.  Our incurrence of substantial amounts of debt may have significant consequences. For instance, it could:

•	make it more difficult for us to satisfy our financial obligations, including those relating to our outstanding debt;

•
require us to dedicate a substantial portion of our cash flow from operations to the payment of interest and principal due under our debt, which will reduce funds available for other business purposes;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our flexibility in planning for, or reacting to, changes in our business;

•	place us at a competitive disadvantage compared with some of our competitors that have less debt; and

•	limit our ability to obtain additional financing required to fund working capital and capital expenditures and for other general corporate purposes.
Our 2018 Credit Agreement and the terms of our other debt instruments, including agreements relating to debt we may incur in the future, contain or will contain covenants imposing significant restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. For instance, these covenants place restrictions on our ability to, among other things: incur additional debt; create additional liens, merge or consolidate; make certain investments, loans, advances, guarantees and acquisitions; make certain restricted payments; or enter into transactions with affiliates. In addition, our 2018 Credit Agreement requires that we comply with certain financial ratios, including a maximum senior secured net leverage ratio test. Our ability to comply with these covenants may be adversely affected by events beyond our control, including prevailing economic, financial and industry conditions. A breach, or alleged breach, of any of these covenants could result in a default and our lenders could elect to declare all amounts outstanding to be immediately due and payable and to terminate all commitments to extend further credit. If we were unable to repay those amounts, the secured lenders could proceed against the collateral granted to them to secure such indebtedness. There can be no assurance that we will have sufficient assets to repay amounts due under our indebtedness.
Our failure to hedge effectively against interest rate changes may adversely affect results of operations.
Our 2018 Term Facility currently bears interest at variable rates and we may incur additional variable rate debt in the future. Accordingly, increases in interest rates on variable rate debt would increase our interest expense, which could reduce net earnings and cash available for payment of our debt obligations. We currently manage our exposure to interest rate volatility by using interest rate swap agreements and may in the future use additional interest rate hedging arrangements, such as interest cap agreements. These agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate increases and that a court could rule that such an agreement is not legally enforceable.  In addition, hedging strategies involve transaction and other costs, and our hedging strategies and the derivatives that we use may not completely offset the risks of interest rate volatility and may result in or magnify losses. Furthermore, interest rate derivatives may not be available at all, or at favorable terms, particularly during economic downturns. Failure to hedge effectively against interest rate changes may materially and adversely affect our results of operations.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.

Use of Proceeds from Registered Securities
On February 18, 2015, we completed our initial public offering (“IPO”) of 22,222,222 shares of Class A common stock and, upon the underwriters’ exercise of their option to purchase additional shares, issued an additional 3,142,581 shares of Class A common stock for a total of 25,364,803 shares issued. All of the shares were sold pursuant to our registration statement on Form S-1, as amended (File No. 333-201321), that was declared effective by the SEC on February 11, 2015. The principal purposes of our IPO were to create a public market for our Class A common stock and thereby enable future access to the public equity markets by us and our stockholders, and obtain additional capital. Through December 31, 2017, in aggregate, we used $200.0 million of the net proceeds from the IPO to repurchase outstanding Class A common shares under our share repurchase program. We used the remaining net proceeds to us from our IPO to fund a portion of the cash used to acquire ABILITY on April 2, 2018.
Purchases of Equity Securities by the Issuer or Affiliated Purchasers
None.
Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits
EXHIBIT INDEX

Exhibit Number		Description of Document
2.1
Agreement and Plan of Merger by and among Inovalon Holdings, Inc., New Heights Merger Corporation, Butler Group Holdings, Inc. and Shareholder Representative Services LLC, dated March 6, 2018. (Incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed March 7, 2018)

10.1		Debt Commitment Letter with Morgan Stanley Senior Funding, Inc., dated March 6, 2018. (Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed March 7, 2018)

10.2	*	Agreement for Consulting Services with Mark A. Pulido, dated March 29, 2018.

31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase

101.LAB	*	XBRL Taxonomy Extension Label Linkbase

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase
_____________________________________

*	Filed herewith.

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

Date: May 8, 2018	INOVALON HOLDINGS, INC.
	By:	/s/ KEITH R. DUNLEAVY, M.D.
Keith R. Dunleavy, M.D. Chief Executive Officer & Chairman (Principal Executive Officer)

	By:	/s/ JONATHAN R. BOLDT
Jonathan R. Boldt Interim Chief Financial Officer (Principal Financial Officer)