Form 10-Q
period 2018-06-30
Inovalon Holdings, Inc.
filed 2018-08-01
CIK 1619954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of July 20, 2018, the registrant had 72,055,158 shares of Class A common stock outstanding and 80,608,685 shares of Class B common stock outstanding.

INOVALON HOLDINGS, INC.
FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018

PART I—FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements
INOVALON HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and par value amounts)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$68,007	$208,944
Short-term investments	15,674	267,288
Accounts receivable (net of allowances of $3,788 and $2,038 at June 30, 2018 and December 31, 2017, respectively)	114,121	90,054
Prepaid expenses and other current assets	17,982	10,441
Income tax receivable	12,868	11,987
Total current assets	228,652	588,714
Non-current assets:
Property, equipment and capitalized software, net	139,626	125,768
Goodwill	934,693	184,932
Intangible assets, net	584,678	89,326
Other assets	17,034	6,338
Total assets	$1,904,683	$995,078
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$27,033	$34,109
Accrued compensation	18,602	18,592
Other current liabilities	41,325	15,277
Deferred revenue	18,195	6,954
Deferred rent	540	1,818
Credit facilities	9,800	45,000
Capital lease obligation	1,796	336
Total current liabilities	117,291	122,086
Non-current liabilities:
Credit facilities, less current portion	940,038	191,250
Capital lease obligation, less current portion	14,940	12,109
Deferred rent, less current portion	2,838	219
Other liabilities	20,029	—
Deferred income taxes	115,624	26,642
Total liabilities	1,210,760	352,306
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.000005 par value, 900,000,000 shares authorized, zero shares issued and outstanding at each of June 30, 2018 and December 31, 2017, respectively	—	—
Class A common stock, $0.000005 par value, 750,000,000 shares authorized; 86,592,250 shares issued and 71,972,075 shares outstanding at June 30, 2018; 77,588,018 shares issued and 62,967,843 shares outstanding at December 31, 2017	—	—
Class B common stock, $0.000005 par value, 150,000,000 shares authorized; 80,608,685 shares issued and outstanding at June 30, 2018; 80,957,495 shares issued and outstanding at December 31, 2017	1	1
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, zero shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	—	—
Additional paid-in-capital	611,035	534,159
Retained earnings	282,335	308,905
Treasury stock, at cost, 14,620,175 shares at June 30, 2018 and December 31, 2017, respectively	(199,817)	(199,817)
Other comprehensive loss	369	(476)
Total stockholders’ equity	693,923	642,772
Total liabilities and stockholders’ equity	$1,904,683	$995,078

See notes to condensed consolidated financial statements.

INOVALON HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per-share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$152,798	$110,578	$245,553	$218,884
Expenses:
Cost of revenue(1)	39,015	37,198	72,506	75,483
Sales and marketing(1)	12,045	8,849	19,947	16,436
Research and development(1)	7,545	7,282	13,966	15,070
General and administrative(1)	60,174	35,874	109,570	71,719
Depreciation and amortization	26,906	12,479	43,286	24,964
Restructuring expense	9,464	—	9,464	—
Total operating expenses	155,149	101,682	268,739	203,672
(Loss) Income from operations	(2,351)	8,896	(23,186)	15,212
Other income and (expenses):
Realized losses on short-term investments	—	—	(1,035)	—
Loss on disposal of equipment	(382)	(138)	(467)	(138)
Loss on extinguishment of debt	(129)	—	(129)	—
Interest income	154	1,342	1,549	2,680
Interest expense	(15,568)	(1,519)	(17,450)	(2,932)
(Loss) Income before taxes	(18,276)	8,581	(40,718)	14,822
(Benefit from) Provision for income taxes	(7,810)	3,095	(13,418)	5,694
Net (loss) income	$(10,466)	$5,486	$(27,300)	$9,128
Net (loss) income attributable to common stockholders, basic and diluted	$(10,466)	$5,338	$(27,300)	$8,913
Net (loss) income per share attributable to common stockholders, basic and diluted:
Basic net (loss) income per share	$(0.07)	$0.04	$(0.19)	$0.06
Diluted net (loss) income per share	$(0.07)	$0.04	$(0.19)	$0.06
Weighted average shares of common stock outstanding:
Basic	147,181	142,632	143,301	143,680
Diluted	147,181	143,072	143,301	144,123
________________________________________________

(1)	Includes stock-based compensation expense as follows:
	Cost of revenue	$(87)	$410	$53	$715
	Sales and marketing	(401)	505	68	895
	Research and development	330	307	958	580
	General and administrative	2,802	2,525	5,313	5,154
	Total stock-based compensation expense	$2,644	$3,747	$6,392	$7,344

See notes to condensed consolidated financial statements.

INOVALON HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net (loss) income	$(10,466)	$5,486	$(27,300)	$9,128
Other comprehensive income:
Realized (gains) losses on cash flow hedges reclassified from accumulated other comprehensive income, net of tax of $(268), $0, $(268) and $0, respectively	570	—	570	—
Net change in unrealized gains and (losses) on cash flow hedges, net of tax of $64, $0, $64 and $0, respectively	(135)	—	(135)	—
Realized losses on short-term investments reclassified from accumulated other comprehensive income, net of tax of $0, $0, $(319) and $0, respectively	—	—	716	—
Net change in unrealized (losses) and gains on available-for-sale investments, net of tax of $(14), $136, $91 and $272, respectively	31	35	(204)	211
Reclassification of income tax effects of the Tax Cuts and Jobs Act of 2017	—	—	(102)	—
Comprehensive (loss) income	$(10,000)	$5,521	$(26,455)	$9,339

See notes to condensed consolidated financial statements.

INOVALON HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net (loss) income	$(27,300)	$9,128
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	6,392	7,344
Depreciation	25,638	17,442
Amortization of intangibles	17,648	7,522
Amortization of premiums on short-term investments	264	1,017
Amortization of debt issuance costs and debt discount	1,024	—
Deferred income taxes	(13,151)	(2,513)
Restructuring expense, non-cash	8,583	—
Loss on sale of short-term investments	1,035	—
Loss on disposal of equipment	467	138
Loss on extinguishment of debt	129	—
Change in fair value of contingent consideration	8,700	—
Changes in assets and liabilities:
Accounts receivable	(7,312)	(10,107)
Prepaid expenses and other current assets	(3,222)	683
Income taxes receivable	(330)	7,328
Other assets	(5,727)	(2,313)
Accounts payable and accrued expenses	(10,676)	5,660
Accrued compensation	2,336	112
Other current and non-current liabilities	9,592	114
Deferred rent	1,793	(446)
Deferred revenue	4,241	10
Net cash provided by operating activities	20,124	41,119
Cash flows from investing activities:
Maturities of short-term investments	87,901	105,245
Sales of short-term investments	161,772	—
Purchases of property and equipment	(16,476)	(9,180)
Investment in capitalized software	(22,532)	(15,394)
Acquisition, net of cash acquired of $23,850	(1,082,740)	—
Net cash (used in) provided by investing activities	(872,075)	80,671
Cash flows from financing activities:
Repurchase of common stock	—	(45,173)
Proceeds from credit facility borrowings, net of discount	965,300	—
Repayment of credit facility borrowings	(236,250)	(15,000)
Payments for debt issuance costs	(18,269)	—
Proceeds from exercise of stock options	1,613	3,016
Capital lease obligations paid	(311)	(58)
Tax payments for equity award issuances	(1,069)	(246)
Net cash provided by (used in) financing activities	711,014	(57,461)
(Decrease) Increase in cash and cash equivalents	(140,937)	64,329
Cash and cash equivalents, beginning of period	208,944	127,683
Cash and cash equivalents, end of period	$68,007	$192,012
Supplementary cash flow disclosure:
Cash paid during the period for:
Income taxes, net of refunds	$107	$379
Interest	11,131	2,840
Non-cash investing activities:
Capital lease obligations incurred	4,602	—
Accruals for purchases of property, equipment	7,292	4,773
Accruals for investment in capitalized software	1,841	1,302
Acquisition consideration	83,580	—

See notes to condensed consolidated financial statements.

INOVALON HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared by Inovalon Holdings, Inc. (“Inovalon” or the “Company”) in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Rule 10-01 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements may not include all of the information and notes required by GAAP for audited financial statements. The year-end December 31, 2017 condensed consolidated balance sheet data included herein was derived from audited financial statements but does not include all disclosures required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of items of a normal and recurring nature, necessary to present fairly the Company’s financial position as of June 30, 2018, the results of operations and comprehensive (loss) income for the three and six month periods ended June 30, 2018 and 2017, and cash flows for the six months ended June 30, 2018 and 2017. The results of operations for the three and six month periods ended June 30, 2018 and 2017 are not necessarily indicative of the results to be expected for the full year. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities, and related disclosures, as of the date of the financial statements, and the amounts of revenue and expenses reported during the period. Actual results could differ from estimates. The information contained herein should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”).
Certain prior period amounts have been reclassified within the operating section of the condensed consolidated statements of cash flows, and within the investing section of the statements of cash flows to conform with current period presentation. Such reclassifications had no impact on net cash provided by operating activities or net cash (used in) provided by investing activities as previously reported.
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
Recently Adopted Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers and subsequent clarifying guidance (“ASU 2014-09”). The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted this standard on January 1, 2018 using the modified retrospective approach. Refer to “Note 2—Revenue.”
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The update amends the guidance in Accounting Standards Codification (“ASC”) 230, Statement of Cash Flows, and clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows with the objective of reducing the existing diversity in practice related to eight specific cash flow issues. The Company adopted the requirements of the new standard in the first quarter of 2018 and there was no material impact on its consolidated financial statements.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The update amends the current hedge accounting model and eliminates the requirement to separately measure and report hedge ineffectiveness. This guidance also requires, for qualifying hedges, the entire change in the fair value of a hedging instrument to be presented in the same income statement line item as the hedged item. The update also eases documentation and assessment requirements, modifies certain disclosure requirements, and modifies the method of accounting for components excluded from the assessment of hedge effectiveness. The Company adopted the requirements of the new standard in the second quarter of 2018 concurrent with entering into four interest rate swaps. Refer to “Note 6—Fair Value Measurements.”
In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The guidance is effective for all public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. This guidance allows for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) which was signed into law on December 22, 2017. Early adoption is permitted in any interim period or fiscal year before the effective date. The Company early adopted the requirements of the new standard in the first quarter of 2018, and elected to reclassify the income tax effects of the Tax Act of $0.1 million from other comprehensive income to retained earnings. Refer to the condensed consolidated statements of comprehensive (loss) income.
Recently Issued Accounting Standards
There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements and note disclosures, from those disclosed in the 2017 Form 10-K, that would be expected to impact the Company except for the following:
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires the recognition of lease assets and lease liabilities on the balance sheet and enhanced disclosure about leasing arrangements. The lease asset represents a right of use asset and the lease liability represents the obligation to make lease payments. This guidance is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 using a modified retrospective approach. The modified retrospective approach requires retrospective application to comparative periods presented in the consolidated financial statements. The Company is in the process of identifying its portfolio of leases that will be recorded to the balance sheet, reviewing applicable lease agreements, evaluating the election to utilize practical expedients, and implementing changes to our processes and internal controls. The Company plans to adopt the new standard effective January 1, 2019 and is currently evaluating the impact of adoption on the consolidated financial statements and notes disclosures.
In June 2018, the FASB issued ASU 2018-07, Compensation–Stock Compensation (Topic 718). ASU 2018-07 expands the scope of ASC 718, Compensation–Stock Compensation, to include share-based payment transactions for acquired goods and services from non-employees. This update includes changing the accounting for non-employee stock-based compensation as it relates to the award measurement date, the fair value measurement of the awards, and forfeitures, among other changes to align the accounting with ASC 718. This guidance is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is in the process of evaluating the timing and impact of adoption on the consolidated financial statements and notes disclosures.
2. REVENUE
The Company adopted ASU 2014-09 as of January 1, 2018 using the modified retrospective approach. Revenues for periods beginning after January 1, 2018 are presented under ASC 606, Revenue from Contracts with Customers, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605. The Company recorded a cumulative effect net adjustment to increase retained earnings by $0.6 million as of January 1, 2018. The impact as a result of adopting ASC 606 was an increase of $0.2 million and $0.4 million in revenue and an increase of $0.1 million and $0.2 million in expense resulting from deferred commissions for the three and six months ended June 30, 2018, respectively.
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
On April 2, 2018, concurrent with the ABILITY Acquisition (as defined in “Note 9—Business Combinations”), the Company was required to comply with ASC 606 and adopted ASU 2014-09 with respect to ABILITY. There was no material impact on the consolidated financial statements as a result of adopting ASU 2014-09.
The Company primarily derives its revenues through the sale or subscription licensing of its platform solutions and services. The following table disaggregates revenue by offering (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017(1)	2018	2017
Platform solutions(2)	$138,209	$96,072	$217,175	$187,504
Services(3)	14,589	14,506	28,378	31,380
Total revenue	$152,798	$110,578	$245,553	$218,884
______________________________________

(1)	Prior period amounts have not been adjusted under the modified retrospective method.

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
The majority of the Company’s platform solutions contracts contain a series of separately identifiable and distinct services that represent performance obligations that are satisfied over time. The Company allocates revenue to platform solutions by determining the standalone selling price of each performance obligation. Revenue is generally recognized on our platform offerings over the contract term. For these contracts, the Company has determined that it will use the practical expedient under ASC 606-10-55-18 to recognize revenue when it has the right to invoice. The Company qualifies for this practical expedient because the right to invoice corresponds directly with the value transferred to the customer.
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
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables, and deferred revenue. Invoices to clients are generated in accordance with the terms of the applicable contract, which may not be directly related to the performance of services. Unbilled receivables are invoiced when the achievement of specific events as defined by each contract occurs. The Company had an unbilled receivables balance of $8.1 million and $14.1 million as of June 30, 2018 and December 31, 2017, respectively. The decrease in the unbilled receivables balance was primarily driven by the timing of billings, which was partially offset by $2.1 million related to the acquisition of ABILITY. Refer to “Note 9—Business Combinations.” Unbilled receivables are classified as accounts receivable on the condensed consolidated balance sheet. Advanced billings to clients in excess of revenue earned are recorded as deferred revenue until the aforementioned revenue recognition criteria are met.
The Company had deferred commissions of $2.1 million as of June 30, 2018 and no deferred commissions as of December 31, 2017. The change in deferred commissions was primarily driven by $1.3 million related to the acquisition of ABILITY.
The Company had a deferred revenue balance of $18.2 million and $7.0 million as of June 30, 2018 and December 31, 2017, respectively. The change in the deferred revenue balance was primarily driven by $7.6 million related to the acquisition of ABILITY. Revenue recognized during the three and six months ended June 30, 2018 that was included in the deferred revenue balance at the beginning of the year, or as of the acquisition date as it relates to ABILITY, was $4.4 million and $6.2 million, respectively.
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
The Company has issued RSAs under the 2015 Omnibus Incentive Plan. The Company considers issued and unvested RSAs to be participating securities as the holders of these RSAs have a non-forfeitable right to dividends in the event of the Company’s declaration of a dividend on shares of Class A and Class B common stock. Subsequent to the issuance of the participating securities, the Company applied the two-class method required in calculating net (loss) income per share of Class A and Class B common stock. Under the two-class method, net income attributable to common stockholders is determined by allocating undistributed earnings, calculated as net income, less earnings attributable to participating securities. The net income per share attributable to common stockholders is allocated based on the contractual participation rights of the Class A common stock and Class B common stock as if the income for the period has been distributed. As the liquidation and dividend rights are identical for both classes of common stock, the net income attributable to common stockholders is allocated on a proportionate basis. If the Company incurs a loss from continuing operations, losses are not allocated to participating securities.
The following table reconciles the weighted average shares outstanding for basic and diluted EPS for the periods indicated (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic
Numerator:
Net (loss) income	$(10,466)	$5,486	$(27,300)	$9,128
Undistributed earnings allocated to participating securities	—	(148)	—	(215)
Net (loss) income attributable to common stockholders—basic	$(10,466)	$5,338	$(27,300)	$8,913
Denominator:
Weighted average shares used in computing net income per share attributable to common stockholders—basic	147,181	142,632	143,301	143,680
Net (loss) income per share attributable to common stockholders—basic	$(0.07)	$0.04	$(0.19)	$0.06
Diluted
Numerator:
Net (loss) income attributable to common stockholders—diluted	$(10,466)	$5,338	$(27,300)	$8,913
Denominator:
Number of shares used for basic EPS computation	147,181	142,632	143,301	143,680
Effect of dilutive securities	—	440	—	443
Weighted average shares used in computing net income per share attributable to common stockholders—diluted	147,181	143,072	143,301	144,123
Net (loss) income per share attributable to common stockholders—diluted	$(0.07)	$0.04	$(0.19)	$0.06
The computation of diluted EPS does not include certain awards, on a weighted average basis, because their inclusion would have an anti-dilutive effect on EPS. The awards excluded because of their anti-dilutive effect are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Awards excluded from the computation of diluted net (loss) income per share because their inclusion would have been anti-dilutive	141	135	132	213
4. SHORT-TERM INVESTMENTS
As of June 30, 2018, short-term investments consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Corporate notes and bonds	$15,770	$—	$(96)	$15,674
Total available-for-sale securities	$15,770	$—	$(96)	$15,674

As of December 31, 2017, short-term investments consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Corporate notes and bonds	$232,048	$3	$(572)	$231,479
U.S. agency obligations	15,341	—	(99)	15,242
U.S. treasury securities	20,735	—	(168)	20,567
Total available-for-sale securities	$268,124	$3	$(839)	$267,288
The following table summarizes the estimated fair value of our short-term investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of the dates shown (in thousands):

	June 30, 2018	December 31, 2017
Due in one year or less	$15,177	$204,725
Due after one year through two years	497	62,563
Total	$15,674	$267,288
The Company has certain available-for-sale securities in a gross unrealized loss position. The Company reviews its debt securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial position and near-term prospects of the issuer and the Company’s intent to sell, or whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s amortized-cost basis. If the Company determines that an other-than-temporary decline exists, or if write downs related to credit losses are necessary, in one of these securities, the unrealized losses attributable to the respective investment would be reclassified to realized losses on short-term investments within the statement of operations. There were no impairments considered other-than-temporary as of June 30, 2018.
The following table shows the fair values and the gross unrealized losses of available-for-sale securities that were in a gross unrealized loss position, as of June 30, 2018, aggregated by investment category (in thousands):

	Estimated Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$15,674	$(96)
5. DEBT
On September 19, 2014, the Company entered into a Credit and Guaranty Agreement with a group of lenders and Goldman Sachs Bank USA, as administrative agent (the “2014 Credit Agreement”). The terms of the 2014 Credit Agreement provided for credit facilities in the aggregate maximum principal amount of $400.0 million, consisting of a senior unsecured term loan facility in the original principal amount of $300.0 million (the “2014 Term Loan Facility”) and a senior unsecured revolving credit facility in the maximum principal amount of $100.0 million (the “2014 Revolving Credit Facility” and, together with the 2014 Term Loan Facility, the “2014 Credit Facilities”). The 2014 Term Loan Facility had a five-year term and was an amortizing facility with principal payments quarterly and interest payments monthly.
On April 2, 2018, the Company paid in full all existing debt obligations under the 2014 Credit Agreement and terminated all commitments to extend further credit thereunder. On April 2, 2018, the Company entered into a credit agreement (the “2018 Credit Agreement”) with a group of lenders and Morgan Stanley Senior Funding, Inc. (“MSSF”), as administrative agent, providing for (i) a term loan B facility with the Company as borrower in a total principal amount of $980.0 million (the “2018 Term Facility”); and (ii) a revolving credit facility with the Company as borrower in a total principal amount of up to $100.0 million (the “2018 Revolving Facility” and, together with the 2018 Term Facility, the “2018 Credit Facilities”). The 2018 Revolving Facility will terminate on April 2, 2023 and the 2018 Term Facility will mature on April 2, 2025. The entire $980.0 million 2018 Term Facility was borrowed on April 2, 2018, and was used to pay off all of the Company’s existing debt obligations under the 2014 Credit Facilities as well as to provide the financing necessary to fund, in part, the cash consideration paid to acquire ABILITY. As of June 30, 2018 the entire $100.0 million Revolving Facility remained available. A loss on the early extinguishment of debt of $0.1 million was recognized during the three and six months ended June 30, 2018 related to the write-off of unamortized deferred financing fees.

At the option of the Company, the loans outstanding under the 2018 Term Facility will bear interest either at: (i) Adjusted London Interbank Offer Rate (“LIBOR”) plus an applicable rate of 3.50% (or 3.25% if the Senior Secured Net Leverage Ratio, as defined in the 2018 Credit Agreement, is equal to or falls below 4.00 to 1.00) or (ii) the Alternate Base Rate (“ABR”) plus an applicable margin. The Company may elect interest periods of one, two, three or six months for Adjusted LIBOR borrowings. As set forth in the 2018 Credit Agreement, the ABR is the higher of: (i) the rate that MSSF as Administrative Agent announces from time to time as its prime or base commercial lending rate, as in effect from time to time, (ii) the Federal Funds Effective Rate plus ½ of 1.0% and (iii) one-month Adjusted LIBOR plus 1.0%.
The following table discloses the outstanding debt at each balance date as follows (in thousands):

	June 30, 2018	December 31, 2017
2018 Term Facility(1)	$949,838	$—
2018 Revolving Facility	—	—
2014 Term Loan Facility	—	236,250
2014 Revolving Credit Facility	—	—
Total Credit Facilities	949,838	236,250
Less: current portion	9,800	45,000
Non-current Credit Facilities	$940,038	$191,250
______________________________________

(1)	The 2018 Term Facility is presented net of unamortized deferred financing fees and original issue discount (“OID”) of $30.2 million.
The Company incurred an OID of $14.7 million and deferred financing fees of $16.4 million related to the 2018 Term Facility, which are shown as a direct reduction to the face amount and amortized as interest expense, primarily using the effective interest method, over the life of the 2018 Credit Agreement. The Company incurred $1.9 million in deferred financing fees related to the 2018 Revolving Facility, which is amortized as interest expense using the straight-line method. During the three and six months ended June 30, 2018, the Company recognized $0.4 million in OID amortization expense and $0.5 million in deferred financing fees related to the 2018 Term Facility. The Company recognized $0.1 million in amortization expense related to the 2018 Revolving Facility during the three and six months ended June 30, 2018.
The Company and its Restricted Subsidiaries (as defined in the 2018 Credit Agreement) are subject to certain affirmative and negative covenants under the 2018 Credit Agreement, and the 2018 Credit Agreement includes certain customary representations and warranties of the Company. As of June 30, 2018, the Company is in compliance with the covenants under the 2018 Credit Agreement.
6. FAIR VALUE MEASUREMENTS
The following table presents the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$24,934	$—	$—	$24,934
Short-term investments:
Corporate notes and bonds	—	15,674	—	15,674
Other assets:
Interest rate swaps	—	3,462	—	3,462
Other current liabilities:
Interest rate swaps	—	(2,823)	—	(2,823)
Contingent consideration	—	—	(16,100)	(16,100)
Other liabilities
Contingent consideration	—	—	(17,212)	(17,212)
Total	$24,934	$16,313	$(33,312)	$7,935

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
The following table presents our financial instruments measured at fair value using unobservable inputs (Level 3) (in thousands):

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	June 30, 2018	December 31, 2017
Balance, beginning of period	$(7,400)	$(12,600)
Fair value adjustment (recognized in general and administrative expenses)	(8,700)	5,200
Contingent consideration attributable to and assumed from ABILITY Acquisition	(17,212)	—
Total	$(33,312)	$(7,400)
2018 Credit Facilities
The Company records debt on the balance sheet at carrying value. The estimated fair value of the Company’s debt is determined based on Level 2 inputs including current market rates for similar types of borrowings. The following table presents the carrying value and fair value of the Company’s debt (including the current portion thereof) as of June 30, 2018 (in thousands):

June 30, 2018
Carrying amount	$949,838
Fair value	$918,968
Interest Rate Swaps
In connection with the 2018 Credit Agreement, the Company entered into four interest rate swaps during the second quarter of 2018, each of which mature in March 2025, to mitigate the risk of a rise in interest rates. These interest rate swaps mitigate the exposure on the variable component of interest on the Company’s 2018 Credit Facility. The interest rate swaps fix the LIBOR rate component of interest on $700.0 million of the 2018 Term Facility at a weighted average rate of approximately 2.8%. See “Note 5—Debt” for additional information. These interest rate swaps are designated as cash flow hedges and are deemed highly effective under ASC 815, Derivatives and Hedging. The interest rate swaps are recorded on the balance sheet at fair value as either assets or liabilities and any changes to the fair value are recorded through accumulated other comprehensive income and reclassified into interest expense in the same period in which the hedged transaction is recognized in earnings. Cash flows from interest rate swaps are reported in the same category as the cash flows from the items being hedged.

The following table presents the fair value of interest rate swaps on the balance sheet as of June 30, 2018 (in thousands):

	Asset Derivative		Liability Derivative
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap contract	Other assets	$3,462	Other current liabilities	$(2,823)

The following table presents the location and amount of gains and losses on interest rate swaps included in other comprehensive income (“OCI”) and the statement of operations for the three and six months ended June 30, 2018  (in thousands):

	Gain (Loss) recognized in OCI	Statement of Operations Location	(Gain) Loss reclassified from OCI
Interest rate swap contract	$(199)	Interest expense	$838
 The net amount of accumulated other comprehensive income expected to be reclassified to interest expense in the next 12 months is $2.9 million.
7. COMMITMENTS AND CONTINGENCIES
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
8. RESTRUCTURING EXPENSE
During the second quarter of 2018, the Company completed actions under restructuring programs as part of its continuing efficiency-enhancement and cost-reduction initiatives, both as part of its ongoing margin expansion goals, as well as related to the recent acquisition and ongoing integration of ABILITY. The initiatives primarily related to workforce reductions, site closures, streamlining of software development initiatives, changes in the structure of certain business functions, and strategic initiatives to achieve cost and product development synergies in connection with the ABILITY Acquisition (as defined in “Note 9—Business Combinations”).
During the three and six months ended June 30, 2018, the Company incurred $9.5 million in restructuring expense which includes $6.4 million related to a streamlining of software development initiatives, $1.8 million in severance expense, and $1.3 million for lease termination costs and accelerated depreciation related to associated leasehold improvements. As of June 30, 2018, the Company had a remaining restructuring liability associated with severance and lease termination costs of $2.9 million.
The following table presents restructuring liability activity for the six months ended June 30, 2018 (in thousands):

Balance as of December 31, 2017	$—
Accruals for severance	1,764
Accruals for lease termination	1,405
Severance payments	(273)
Lease termination accretion	(8)
Balance as of June 30, 2018	$2,888

9. BUSINESS COMBINATIONS
2018 Acquisition
ABILITY Network, Inc.
On April 2, 2018, the Company completed the acquisition (the “ABILITY Acquisition”) of Butler Group Holdings, Inc., a Delaware corporation (“Butler”), and its wholly-owned subsidiaries, including, without limitation, ABILITY Network Inc., a Delaware corporation (“ABILITY”), for aggregate consideration of $1.19 billion (the “Purchase Price”).
ABILITY is a leading cloud-based Software-as-a-service (“SaaS”) technology company helping to simplify the administrative and clinical complexities of healthcare. Through the myABILITY® software platform, an integrated set of cloud-based applications for providers, ABILITY provides core connectivity, administrative, clinical, and quality analysis, management, and performance improvement capabilities to more than 44,000 acute, post-acute and ambulatory point-of-care provider facilities. The extensive datasets, on-demand compute capability, advanced analytics, and broad healthcare ecosystem connectivity enabled by the Inovalon ONE® Platform are expected to provide a significant expansion of application offerings within the myABILITY® software platform while also expanding the nature and reach of high-value solutions for Inovalon’s existing payer, pharma, and device client-base. The combination of Inovalon and ABILITY creates a vertically integrated cloud-based platform empowering the achievement of real-time, value-based care from payers, manufacturers, and diagnostics all the way to the patient’s point of care.
A summary of the composition of the stated Purchase Price and fair value of the stated Purchase Price is as follows (in thousands):

Purchase Price	$1,220,800
Working capital adjustment	(630)
Subtotal	1,220,170
Fair value adjustments:
Restricted stock marketability discount	(30,000)
Total fair value purchase price	$1,190,170
The composition of the fair value of the consideration transferred is as follows (in thousands):

Cash	$1,107,220
Issuance of Class A common stock	70,000
Contingent consideration	13,580
Working capital adjustment	(630)
Total fair value purchase price	$1,190,170
The ABILITY Acquisition was accounted for using the acquisition method of accounting under ASC No. 805, Business Combinations, which requires that assets acquired and liabilities assumed are recognized at their estimated fair values. The excess of the aggregate consideration over the estimated fair values has been allocated to goodwill.
In addition, ASC No. 805 requires that the consideration transferred be measured at the closing date of the ABILITY Acquisition at the then-current market prices. The preliminary value of consideration and the purchase price allocation is subject to adjustment until the Company has completed its analysis within the measurement period. The Company is in the process of reviewing its assumptions related to the fair value of the consideration including any working capital adjustments and estimates of tax related matters. The Purchase Price allocation is preliminary and the finalization of the Company’s Purchase Price allocation may result in changes in the valuation of assets acquired and liabilities assumed. The Company will finalize the Purchase Price allocation as soon as practicable in accordance with ASC No. 805, but not to exceed one year following the ABILITY Acquisition.

The preliminary estimates of fair value represent the Company’s best preliminary estimates and preliminary valuations. The following table summarizes the net assets acquired and liabilities assumed (in thousands):

Preliminary Fair Value
Cash and cash equivalents	$23,850
Accounts receivable	16,739
Income tax receivable	551
Prepaid expenses and other current assets	3,025
Property and equipment	3,095
Goodwill	749,761
Intangible assets	513,000
Other assets	1,252
Accounts payable and accrued expenses	(6,863)
Deferred revenue	(7,000)
Other current liabilities	(507)
Other liabilities	(5,291)
Deferred tax liabilities	(101,442)
Total consideration transferred	$1,190,170
The amounts attributed to identified intangible assets are summarized in the table below (in thousands):

	Estimated Useful Life	Preliminary Fair Value
Customer relationships	12-14 years	$408,000
Technology	12-14 years	86,000
Trade names	16-18 years	19,000
Total intangible assets		$513,000
Acquisition-related costs were expensed as incurred. For the three and six months ended June 30, 2018, the Company incurred acquisition-related costs of $1.2 million and $4.5 million, respectively. Acquisition-related costs are recognized within “General and administrative” expenses in the accompanying consolidated statements of operations.
The following table presents revenue and income before taxes of ABILITY since the acquisition date, April 2, 2018, included in the consolidated statements of operations (in thousands):

Total
Revenue	$37,520
Income before taxes	$5,798
The following pro forma financial information is based on Inovalon’s and Butler’s historical consolidated financial statements as adjusted to give effect to pro forma events that are (1) directly attributable to the ABILITY Acquisition, (2) factually supportable, and (3) with respect to the unaudited pro forma condensed combined statements of operations, expected to have a continuing impact on the combined results. The pro forma adjustments include, but are not limited to: (i) amortization of acquired intangible assets, (ii) net increase to interest expense resulting from the extinguishment of the 2014 Credit Facilities and historical Butler debt, borrowings under the 2018 Term Facility and the amortization of related debt issuance costs, and (iii) elimination of non-recurring acquisition and integration-related expenses. The following pro forma financial information is unaudited and gives effect to the transactions as if they had occurred on January 1, 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$152,798	$145,038	$282,917	$287,005
Income (Loss) before taxes	$(16,543)	$(1,331)	$(43,619)	$(10,221)

The unaudited pro forma revenue and income (loss) before taxes was prepared for informational purposes only based on estimates and assumptions that the Company believes to be reasonable and is not necessarily indicative of the results of operations that would have occurred if the ABILITY Acquisition had been completed on the date indicated nor of the future financial position or results of operations following completion of the ABILITY Acquisition.
2017 Acquisition
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
Factors that may cause actual results to differ from expected results include, among others:

•	our future financial performance, including our ability to continue and manage our growth;

•	our ability to retain our client base and sell additional services to them;

•	the effect of the concentration of our revenue among our top clients;

•	our ability to innovate and adapt our platforms and toolsets;

•	the effects of regulations applicable to us, including regulations relating to data protection and data privacy;

•	the effects of consolidation in the healthcare industry;

•	the ability to successfully integrate our acquisitions, ABILITY and CCS, and the ability of the acquired business to perform as expected;

•	the ability to enter into new agreements with existing or new platforms, products, and solutions in the timeframes expected, or at all;

•	the successful implementation and adoption of new platforms, products and solutions;

•	the effects of changes in tax legislation for jurisdictions within which we operate, including recent changes in U.S. tax laws;

•	the ability to protect the privacy of our clients’ data and prevent security breaches;

•	the effect of current or future litigation;

•	the effect of competition on our business;

•	the efficacy of our platforms and toolsets; and

•	the timing and size of business realignment and restructuring charges.
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
Overview
We are a leading technology company providing cloud-based platforms empowering data-driven healthcare. Through the Inovalon ONE® Platform, Inovalon brings to the marketplace a national-scale capability to interconnect with the healthcare ecosystem, aggregate and analyze data in real-time, and empower the application of resulting insights to drive meaningful impact at the point of care. Leveraging its platform, unparalleled proprietary data sets, and industry-leading subject matter expertise, Inovalon enables better care, efficiency, and financial performance across the healthcare ecosystem. From health plans and provider organizations, to pharmaceutical, medical device, and diagnostics companies, Inovalon's unique achievement of value is delivered through the effective progression of “Turning Data into Insight, and Insight into Action®.” Providing technology that supports a client base approaching 500 healthcare organizations, Inovalon's platforms and analytics are informed by data pertaining to more than 943,000 physicians, 499,000 clinical facilities, 252 million Americans, and 39 billion medical events.
We generate the substantial majority of our revenue through the sale or subscription licensing of our platform solutions and services.
Recent Developments
On April 2, 2018, the Company acquired Butler Group Holdings, Inc., a Delaware corporation and its wholly-owned subsidiaries, including, without limitation, ABILITY Network Inc., a Delaware corporation (“ABILITY”), for aggregate consideration of approximately $1.19 billion in cash and restricted shares of our Class A common stock. The combination of Inovalon and ABILITY creates a vertically integrated cloud-based platform empowering the achievement of real-time, value-based care from payers, manufacturers, and diagnostics all the way to the patient’s point of care. Our consolidated financial statements include the financial condition and the results of operations of ABILITY since the acquisition date, April 2, 2018. See “Note 9—Business Combinations” in the Notes to our unaudited condensed consolidated financial statements included under Part I, Item 1 within this Quarterly Report on Form 10-Q for additional information.
In connection with the ABILITY Acquisition, on April 2, 2018, the Company entered into a credit agreement with Morgan Stanley Senior Funding, Inc., as administrative agent, to provide a Credit Facility which is comprised of: (i) a term loan B facility with the Company as borrower in a total principal amount of $980.0 million; and (ii) a revolving credit facility with the Company as borrower in a total principal amount of up to $100.0 million. See “Note 5—Debt” in the Notes to our unaudited condensed consolidated financial statements included under Part I, Item 1 within this Quarterly Report on Form 10-Q for additional information.
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

	June 30,
	2018	2017
	(in thousands)
MORE[2] Registry® dataset metrics(1)
Unique patient count(2)	252,603	230,000
Medical event count(3)	39,333,463	30,000,000
Trailing 12 month Patient Analytics Months (PAM)(1)(4)	46,152,155	31,226,926
____________________________________

(1)
MORE[2] Registry® dataset metrics and Trailing 12 month PAM, each of which is presented in the table, are key operating metrics that management uses to assess our level of operational activity. While we believe that each of these metrics is indicative of our overall level of analytical activity and the underlying growth in our business, increases or decreases in these metrics do not necessarily correlate to proportional increases or decreases in revenue, or net income. For instance, although increased levels of analytical activity historically have corresponded to increases in revenue over the long term, differences in fees charged for different analytical packages exist and differences in how analytics trigger the applicability of our data-driven intervention platforms may result in increases in analytical activity that do not result in proportional increases in revenue, or net income (and vice versa). Accordingly, while we believe the presentation of these operating metrics is helpful to investors in understanding our business, these metrics have limitations and should not be considered as substitutes for analysis of our financial results reported under generally accepted accounting principles (“GAAP”). In addition, we believe that other companies, including companies in our industry, do not present similar operating metrics and that there is no commonly accepted method of calculating these metrics, which may reduce their usefulness as comparative measures. As of June 30, 2018, these metrics do not incorporate data related to the ABILITY Acquisition.

(2)
Unique patient count is defined as each unique, longitudinally matched, de-identified natural person represented in our MORE[2] Registry® as of the end of the period presented. As of June 30, 2017, the Company was processing large unique patient count and medical event count dataset transmissions. For this reason, June 30, 2017 unique patient count and medical event count amounts varied from historical calculation methodologies, and represented estimates pending final MORE[2] Registry® dataset incorporation and processing.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Investment in Innovation:
Research and development(1)	$7,545	$7,282	$13,966	$15,070
Capitalized software development(2)	11,366	8,793	21,662	14,933
Research and development infrastructure investments(3)	727	5,828	9,492	9,586
Total investment in innovation	$19,638	$21,903	$45,120	$39,589
As a percentage of revenue
Research and development(1)	5%	7%	6%	7%
Capitalized software development(2)	7%	8%	9%	7%
Research and development infrastructure investments(3)	—%	5%	4%	4%
Total investment in innovation	12%	20%	19%	18%
_______________________________________

(1)	Research and development primarily includes employee costs related to the development and enhancement of our service offerings.

(2)	Capitalized software development includes capitalized costs incurred to develop and enhance functionality for our platform solutions.

(3)	Research and development infrastructure investments include strategic capital expenditures related to hardware and software platforms under development or enhancement.
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
Additionally, through the ABILITY Acquisition, we have expanded our subscription-based cloud-based platform offering revenues and we expect revenue synergies to be realized through i) the infusion of Inovalon’s data and analytics into ABILITY’s existing offerings, ii) the combination of the Inovalon ONE® Platform and myABILITY® Platform capabilities to introduce new and more vertically integrated offerings which appeal to both organizations’ traditional market base, iii) the enhancement of Inovalon’s offerings from ABILITY’s provider point-of-care data, connectivity, and workflow presence, and iv) the leveraging of ABILITY’s sales channel, techniques and capacity.
Breadth of Healthcare Industry Connectivity. The healthcare industry is undergoing a significant transition as it becomes increasingly data-driven. As part of this transition, participants across the healthcare industry, including health plans, pharmaceutical companies, medical device manufacturers, and diagnostic companies, are increasingly interested in achieving timely and seamless access to relevant data and being able to drive impact directly with providers and their patients. Concurrently, providers are also increasingly interested in access to more advanced analytical tools to support and improve their clinical and financial performance. Enhancing and expanding our industry connectivity with payer administrative systems, provider facilities, diagnostic systems, pharmacy systems, healthcare industry systems (e.g., electronic healthcare record systems, health information exchange systems, claims processing systems, decision support systems, etc.), and other healthcare clinical and business systems, offers the potential for increased differentiation in the healthcare marketplace as well as improved efficiency of our operations.

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
Platform solutions include arrangements for technology-based offerings representing subscription-based cloud-based platform offerings, including solutions offered through the myABILITY® software platform, and legacy platform solutions that are not cloud-based and not billed under a subscription-based contract structure. Our platform solutions revenue is driven primarily by cloud-based data connectivity, analytics, intervention, and visualization software that enables the identification and resolution of gaps in care, quality, utilization, compliance, and/or other gaps that may impact our clients’ achievement of greater healthcare quality and financial performance associated with value-based care. Revenue is predominantly based on the number of clients, the number of patients or similar relevant metrics (e.g., the number of prescriptions issued), the size of the client, the number of analytical services contracted for by a client and the contractually negotiated price of such services. Additionally, revenue is based on the number of identified and/or resolved gaps in care, quality, utilization, compliance, and/or other gaps resulting from our analytical services at a contractually negotiated transactional price for each identified and/or resolved gap.
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
We expect our interest expense to increase in connection with the debt commitment discussed in “Note 5—Debt” and to fluctuate in proportion to the outstanding principal balance and the prevailing London Interbank Offer Rate (“LIBOR”) interest rate.
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

RESULTS OF OPERATIONS
The following table sets forth our consolidated statement of operations data for each of the periods presented (in thousands, except percentages):

	Three Months Ended June 30,		Change from 2017 to 2018		Six Months Ended June 30,		Change from 2017 to 2018
	2018	2017	$	%	2018	2017	$	%
Revenue	$152,798	$110,578	$42,220	38%	$245,553	$218,884	$26,669	12%
Expenses:
Cost of revenue(1)	39,015	37,198	1,817	5%	72,506	75,483	(2,977)	(4)%
Sales and marketing(1)	12,045	8,849	3,196	36%	19,947	16,436	3,511	21%
Research and development(1)	7,545	7,282	263	4%	13,966	15,070	(1,104)	(7)%
General and administrative(1)	60,174	35,874	24,300	68%	109,570	71,719	37,851	53%
Depreciation and amortization	26,906	12,479	14,427	116%	43,286	24,964	18,322	73%
Restructuring expense	9,464	—	*	*%	9,464	—	*	*%
Total operating expenses	155,149	101,682	53,467	53%	268,739	203,672	65,067	32%
(Loss) Income from operations	(2,351)	8,896	(11,247)	(126)%	(23,186)	15,212	(38,398)	(252)%
Other income and (expenses):
Realized losses on short-term investments	—	—	*	*%	(1,035)	—	*	*%
Loss on disposal of equipment	(382)	(138)	*	*%	(467)	(138)	*	*%
Loss on extinguishment of debt	(129)	—	*	*%	(129)	—	*	*%
Interest income	154	1,342	(1,188)	(89)%	1,549	2,680	(1,131)	(42)%
Interest expense	(15,568)	(1,519)	(14,049)	925%	(17,450)	(2,932)	(14,518)	495%
(Loss) Income before taxes	(18,276)	8,581	(26,857)	(313)%	(40,718)	14,822	(55,540)	(375)%
(Benefit from) Provision for income taxes	(7,810)	3,095	(10,905)	(352)%	(13,418)	5,694	(19,112)	(336)%
Net (loss) income	$(10,466)	$5,486	$(15,952)	(291)%	$(27,300)	$9,128	$(36,428)	(399)%
________________________________________________

(1)	Includes stock-based compensation expense as follows:
	Cost of revenue	$(87)	$410	$(497)	(121)%	$53	$715	$(662)	(93)%
	Sales and marketing	(401)	505	(906)	(179)%	68	895	(827)	(92)%
	Research and development	330	307	23	7%	958	580	378	65%
	General and administrative	2,802	2,525	277	11%	5,313	5,154	159	3%
	Total stock-based compensation expense	$2,644	$3,747	$(1,103)	(29)%	$6,392	$7,344	$(952)	(13)%
* Asterisk denotes not meaningful.

The following table sets forth our consolidated statement of operations data for each of the periods presented as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	100%	100%	100%	100%
Expenses:
Cost of revenue	26%	34%	30%	34%
Sales and marketing	8%	8%	8%	8%
Research and development	5%	7%	6%	7%
General and administrative	39%	32%	45%	33%
Depreciation and amortization	18%	11%	18%	11%
Restructuring expense	6%	—%	4%	—%
Total operating expenses	102%	92%	111%	93%
(Loss) Income from operations	(2)%	8%	(11)%	7%
Other income and (expenses):
Realized losses on short-term investments	—%	—%	*%	*%
Loss on disposal of equipment	*%	—%	*%	*%
Loss on extinguishment of debt	*%	—%	*%	—%
Interest income	*%	1%	1%	1%
Interest expense	(10)%	(1)%	(7)%	(1)%
(Loss) Income before taxes	(12)%	8%	(17)%	7%
(Benefit from) Provision for income taxes	(5)%	3%	(5)%	3%
Net (loss) income	(7)%	5%	(12)%	4%
* Asterisk denotes not meaningful.
Comparison of the Three and Six Months Ended June 30, 2018 and 2017
Revenue
Revenue for the three months ended June 30, 2018 was $152.8 million, an increase of 38% compared with revenue of $110.6 million for the three months ended June 30, 2017. This increase was primarily attributable to $6.3 million in revenue contributed from new clients signed and $43.2 million in revenue from the acquired businesses of ABILITY and CCS, which was partially offset by a decrease of $7.3 million in revenue from existing clients resulting from a combination of factors including decisions in 2017 by a limited number of clients to withdraw from Affordable Care Act (as amended by the Health Care and Education Reconciliation Act of 2010) markets, the transition of client contracts to newer product offerings and more subscription-based agreements versus the year-ago period, and the conclusion of client contracts included in the year-ago period.
Revenue for the six months ended June 30, 2018 was $245.6 million, an increase of 12% compared with revenue of $218.9 million for the six months ended June 30, 2017. This increase was primarily attributable to $11.0 million in revenue contributed from new clients signed and $45.1 million in revenue from the acquired businesses of ABILITY and CCS, which was partially offset by a decrease of $29.4 million in revenue from existing clients resulting from a combination of factors including decisions in 2017 by a limited number of clients to withdraw from Affordable Care Act (as amended by the Health Care and Education Reconciliation Act of 2010) markets, the transition of client contracts to newer product offerings and more subscription-based agreements versus the year-ago period, and the conclusion of client contracts included in the year-ago period.
Cost of Revenue
During the three months ended June 30, 2018, cost of revenue increased by $1.8 million, or 5%, compared with the three months ended June 30, 2017. The increase in cost of revenue was primarily attributable to incremental cost of revenue of $7.8 million attributable to the acquired businesses of ABILITY and CCS, which was partially offset by a decrease of employee-related expenses of $3.4 million driven by technology-enabled platform efficiency initiatives, a decrease in fulfillment of $1.4 million, and a decrease in stock-based compensation expense of $0.5 million. Cost of revenue as a percentage of revenue was 26% and 34% for the three months ended June 30, 2018 and 2017, respectively, reflecting the factors discussed above as well as an increase in the mix of higher-margin platform solutions as a percentage of revenue.
During the six months ended June 30, 2018, cost of revenue decreased by $3.0 million, or 4%, compared with the six months ended June 30, 2017. The decrease in cost of revenue was primarily attributable to a decrease of employee-related expenses of

$7.6 million driven by technology-enabled platform efficiency initiatives, a decrease in fulfillment of $2.0 million, a decrease in professional third-party costs of $1.2 million, and a decrease in stock-based compensation expense of $0.7 million, which was partially offset by incremental cost of revenue of $10.1 million attributable to the acquired businesses of ABILITY and CCS. Cost of revenue as a percentage of revenue was 30% and 34% for the six months ended June 30, 2018 and 2017, respectively, reflecting the factors discussed above as well as an increase in the mix of higher-margin platform solutions as a percentage of revenue.
Sales and Marketing
During the three months ended June 30, 2018, sales and marketing expenses increased by $3.2 million, or 36%, compared with the three months ended June 30, 2017. The increase was driven by incremental sales and marketing expenses of $2.9 million attributable to the acquired business of ABILITY. Sales and marketing expenses as a percentage of revenue was 8% for the three months ended June 30, 2018 and 2017.
During the six months ended June 30, 2018, sales and marketing expenses increased by $3.5 million, or 21%, compared with the six months ended June 30, 2017. The increase was driven by incremental sales and marketing expenses of $2.9 million attributable to the acquired business of ABILITY and by our investment to expand our sales organization and partner team to focus on adding new clients and capturing an increased amount of market opportunity. Sales and marketing expenses as a percentage of revenue was 8% for the six months ended June 30, 2018 and 2017.
Research and Development
During the three months ended June 30, 2018, research and development expense increased by $0.3 million, or 4%, compared with the three months ended June 30, 2017. The increase was primarily attributable to incremental expense of $2.3 million attributable to the acquired businesses of ABILITY and CCS, which was partially offset by an increased focus on development of the Inovalon ONE® Platform, resulting in an increase to capitalized software projects of $0.9 million, and a decrease in professional third-party costs of $0.8 million.
During the six months ended June 30, 2018, research and development expense decreased by $1.1 million, or 7%, compared with the six months ended June 30, 2017. The decrease was primarily attributable to an increased focus on development of the Inovalon ONE® Platform, resulting in an increase to capitalized software projects of $3.6 million, which was partially offset by incremental expense of $2.6 million attributable to the acquired businesses of ABILITY and CCS.
General and Administrative
During the three months ended June 30, 2018, general and administrative expenses increased by $24.3 million, or 68%, compared with the three months ended June 30, 2017. The increase was primarily attributable to incremental expenses of $11.5 million attributable to the acquired businesses of ABILITY and CCS, an increase of $7.2 million related to the fair value adjustment of contingent consideration related to positive performances achieved in the second quarter of 2018, an increase in professional third-party party costs of $2.7 million, which includes a $2.2 million increase in legal expenses related to non-recurring litigation, an increase in employee-related expenses of $2.0 million, which includes an increase in severance expense of $0.5 million related to cost reduction initiatives. General and administrative expenses as a percentage of revenue was 39% and 32% for the three months ended June 30, 2018 and 2017, respectively.
During the six months ended June 30, 2018, general and administrative expenses increased by $37.9 million, or 53%, compared with the six months ended June 30, 2017. The increase was primarily attributable to incremental expenses of $15.9 million attributable to the acquired businesses of ABILITY and CCS, an increase of $7.4 million related to the fair value adjustment of contingent consideration, an increase in employee-related expenses of $6.5 million, which includes an increase in severance expense of $1.2 million related to cost reduction initiatives, transaction and integration costs related to the acquisition of ABILITY of $5.4 million, and an increase in professional third-party party costs of $5.2 million, which includes a $3.5 million increase in legal expenses related to non-recurring litigation. General and administrative expenses as a percentage of revenue was 45% and 33% for the six months ended June 30, 2018 and 2017, respectively.
Depreciation and Amortization
During the three months ended June 30, 2018, depreciation and amortization expense increased by $14.4 million, or 116%, compared with the three months ended June 30, 2017. The increase was primarily attributable to amortization of acquired intangible assets of $10.0 million, depreciation of software licenses and computers of $1.8 million, depreciation of capital leases of $0.7 million, and $0.6 million of depreciation of other assets related to the acquired businesses of ABILITY and CCS.
During the six months ended June 30, 2018, depreciation and amortization expense increased by $18.3 million, or 73%, compared with the six months ended June 30, 2017. The increase was primarily attributable to amortization of acquired intangible assets of $10.1 million, depreciation of software licenses and computers of $4.0 million, depreciation of capital leases of $1.0 million, and $0.8 million of depreciation of other assets related to the acquired businesses of ABILITY and CCS.

Restructuring Expenses
During the three and six months ended June 30, 2018, we incurred restructuring expenses of $9.5 million related to restructuring programs initiated in the second quarter of 2018 related to operating and cost efficiency improvement initiatives. During the three and six months ended June 30, 2017, there were no restructuring expenses. See “Note 8—Restructuring expenses and other charges” in the Notes to our unaudited condensed consolidated financial statements included under Part I, Item 1 within this Quarterly Report on Form 10-Q for additional information.
Loss on Disposal of Equipment
During the three and six months ended June 30, 2018, we incurred a loss of $0.4 million and $0.5 million, respectively, related to the disposal of equipment. During the three and six months ended June 30, 2017, there were no losses on disposals of equipment.
Interest Income
During the three months ended June 30, 2018, interest income decreased by $1.2 million, compared with the three months ended June 30, 2017. During the six months ended June 30, 2018, interest income decreased by $1.1 million, compared with the six months ended June 30, 2017. The decrease in our interest income was primarily attributable to a decrease in the balance of our available-for-sale short term investment portfolios as a result of the liquidation of certain investments to fund the ABILITY Acquisition and resulted in a decrease in earnings derived from these investments.
Interest Expense
During the three months ended June 30, 2018, interest expense increased by $14.0 million, compared with the three months ended June 30, 2017. During the six months ended June 30, 2018, interest expense increased by $14.5 million, compared with the six months ended June 30, 2017. The increase in interest expense was primarily attributable to an increase in borrowings in connection with the 2018 Term Facility entered into on April 2, 2018 (as defined below under the heading “Liquidity and Capital Resources—Debt”).
(Benefit from) Provision for Income Taxes
During the three months ended June 30, 2018, the benefit from income taxes was $7.8 million compared to provision for income taxes of $3.1 million for the three months ended June 30, 2017. Our effective tax rate for the three months ended June 30, 2018 was approximately 42.7%, compared with approximately 36.1% for the three months ended June 30, 2017. The benefit from income taxes during the three months ended June 30, 2018 was primarily driven by the recognized tax benefits in the period due to legislative changes to income apportionments in the state of Maryland, which, due to the loss position, resulted in an increase to our effective tax rate.
During the six months ended June 30, 2018, the benefit from income taxes was $13.4 million compared to provision for income taxes of $5.7 million for the six months ended June 30, 2017. Our effective tax rate for the six months ended June 30, 2018 was approximately 33.0%, compared with approximately 38.4% for the six months ended June 30, 2017. The decrease in our effective tax rate is primarily a result of the Tax Act, which was signed into law on December 22, 2017 and was effective January 1, 2018.
Liquidity and Capital Resources
Sources of Liquidity
Our principal sources of liquidity have been cash generated by operating activities, proceeds from our initial public offering (the balance of which were expended in connection with the ABILITY Acquisition) and proceeds from our Credit Facilities. Our cash generated from such sources has been sufficient to fund our growth, including our capital expenditures. As of June 30, 2018, our cash, cash equivalents and short-term investments totaled $83.7 million, of which $15.7 million represented short-term, available-for-sale, investment grade, domestic debt-securities, compared with $531.5 million of cash, cash equivalents, and short-term investments as of June 30, 2017, of which $339.5 million represented short-term, available-for-sale, investment grade, domestic debt-securities.
We believe our current cash, cash equivalents, and short-term investments balance, expected cash generated by operating activities and availability of cash under our 2018 Credit Agreement (including the 2018 Revolving Facility of $100 million, as defined below, of which no amounts were outstanding as of June 30, 2018) are sufficient to fund our operations, finance our strategic initiatives, and fund our investment in innovation and new service offerings, for the foreseeable future. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our 2018 Credit Agreement.

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
On April 2, 2018, we paid in full all existing debt obligations under the 2014 Credit Agreement and terminated all commitments to extend further credit thereunder. On April 2, 2018, we entered into a credit agreement (the “2018 Credit Agreement”) with a group of lenders and Morgan Stanley Senior Funding, Inc., as administrative agent, to provide a secured Credit Facility which is comprised of: (i) a term loan B facility with us as borrower in a total principal amount of $980.0 million (the “2018 Term Facility”); and (ii) a revolving credit facility with us as borrower in a total principal amount of up to $100.0 million (the “2018 Revolving Facility” together with the 2018 Term Facility, the “2018 Facilities”). As of June 30, 2018, no amounts were outstanding under the 2018 Revolving Facility. See “Note 5—Debt” in the Notes to our unaudited condensed consolidated financial statements included under Part I, Item 1 within this Quarterly Report on Form 10-Q for additional information.
As of June 30, 2018, we had outstanding indebtedness under the 2018 Term Facility and capital lease obligations of $949.8 million and $16.7 million, respectively. As of June 30, 2017, we had outstanding indebtedness under the 2014 Term Loan Facility and capital lease obligations of $251.3 million and $0.3 million, respectively. No amounts were outstanding under the 2018 or 2014 Revolving Credit Facilities as of June 30, 2018 or June 30, 2017, respectively. The 2018 Term Facility has a seven year term and is an amortizing facility with quarterly principal payments and monthly interest payments. The 2014 Term Loan Facility had a five year term and was an amortizing facility with quarterly principal payments and monthly interest payments. Scheduled principal payments totaling $236.3 million and scheduled interest payments totaling $11.1 million were paid during the six months ended June 30, 2018. As of June 30, 2018, we were in compliance with the covenants under the 2018 Credit Agreement.
Cash Flows
Operating Cash Flow Activities
Cash provided by operating activities during the six months ended June 30, 2018 was $20.1 million, representing a decrease in cash inflow of $21.0 million compared with the six months ended June 30, 2017. The decrease in cash provided by operating activities was driven by a decrease in net income of $36.4 million and an increase of $8.3 million in cash paid for interest primarily attributable to an increase in borrowings in connection with the 2018 Term Facility, which was partially offset by an increase in non-cash expenses of $25.8 million, which include an increase in depreciation and amortization of $18.3 million, non-cash restructuring expenses of $8.6 million, an increase related to the fair value adjustment of contingent consideration of $8.7 million, and a decrease related to deferred income taxes of $10.6 million.
Investing Cash Flow Activities
Cash used in investing activities during the six months ended June 30, 2018 was $872.1 million compared with cash provided by investing activities of $80.7 million during the six months ended June 30, 2017. Cash used in investing activities was primarily due to the acquisition of ABILITY, net of cash acquired of $1.1 billion and investments in property and equipment and capitalized software of $39.0 million, which was partially offset by proceeds generated from sales and maturities of available-for-sale securities of $249.7 million.
We make investments in innovation, including research and development expense, capital software development costs, and research and development infrastructure investments, on a recurring basis. We expect our investment in innovation to increase in the foreseeable future to support our continued growth and new service offerings.
Financing Cash Flow Activities
Cash provided by financing activities during the six months ended June 30, 2018 was $711.0 million, compared with cash used in financing activities of $57.5 million during the six months ended June 30, 2017. Cash provided by financing activities was primarily due to proceeds from the 2018 Term Facility of $965.3 million, which was partially offset by $236.3 million for the repayment of 2014 Credit Facility borrowings and the payment of debt issuance costs of $18.3 million.
Contractual Obligations
During the six months ended June 30, 2018, there have been no material changes, outside of the ordinary course of business, in our contractual obligations previously disclosed under the caption “Contractual Obligations” in our 2017 Form 10-K.
Off-Balance Sheet Arrangements
As of June 30, 2018, we did not have any off-balance sheet arrangements.

Recently Issued Accounting Standards
Recently issued accounting standards and their expected impact, if any, are discussed in “Note 1—Basis of Presentation”, in the notes to our unaudited condensed consolidated financial statements, included under Item 1 within this Quarterly Report on Form 10-Q and in “Note 2—Summary of Significant Accounting Policies,” in the notes to our consolidated financial statements, included under Item 15 within our 2017 Form 10-K.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Variable Rate Debt Risk.    Our variable rate debt includes our 2018 Term Facility and our 2018 Revolving Facility. As of June 30, 2018, we had $949.8 million outstanding under our 2018 Term Facility at an effective interest rate of approximately 5.6%. As a result, if market interest rates were to increase by 1.0%, or 100 basis points, interest expense would decrease future earnings and cash flows, net of estimated tax benefits, by approximately $7.0 million annually. As of June 30, 2018, there was no balance outstanding on the 2018 Revolving Facility.
To mitigate the risk of a rise in interest rates, we entered into four interest rate swap transactions during the second quarter of 2018, which mature in March 2025, fixing the LIBOR component of the interest on a total of $700.0 million of our 2018 Term Facility at a weighted average rate of 2.8%. While we have and may continue to enter into agreements intending to limit our exposure to higher interest rates, any such agreements may not completely offset the risks of interest rate volatility or other risks inherent to interest rate swap transactions previously disclosed in Part II—Item 1A (“Risk Factors”) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.
Marketable Securities Risk.    We had short-term investment portfolios, including cash held in money market funds, totaling approximately $40.6 million as of June 30, 2018. This amount was invested primarily in marketable securities including corporate notes and bonds, U.S. agency obligations, and money market funds. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
An immediate increase or decrease of 100-basis points in interest rates would have no material impact on the market value of our investment portfolio as of June 30, 2018. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in accumulated other comprehensive income (loss), and are realized only if we sell the underlying securities prior to their maturity.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that, as of June 30, 2018, our disclosure controls and procedures were designed at a reasonable assurance level to ensure that material information relating to Inovalon Holdings, Inc., including its consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and that our disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
 On April 2, 2018, we completed our acquisition of ABILITY. SEC guidance permits management to omit an assessment of an acquired business’ internal control over financial reporting from management’s assessment of internal control over financial reporting for a period not to exceed one year from the date of the acquisition. Accordingly, management has not assessed ABILITY’s internal control over financial reporting as of June 30, 2018.
Changes in Internal Control
On April 2, 2018, we completed our acquisition of ABILITY and effective from that date, we began integrating ABILITY into our existing control procedures. There have been no other changes in the Company’s internal control over financial reporting

(as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the six months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings
See “Note 7—Commitments and Contingencies” in the Notes to our unaudited condensed consolidated financial statements included under Part I, Item 1 within this Quarterly Report on Form 10-Q.
Item 1A.    Risk Factors
For a discussion of potential risks and uncertainties related to our Company see the information in Part I, Item 1A (“Risk Factors”) of our 2017 Form 10-K for the year ended December 31, 2017. There have been no material changes to the risk factors previously disclosed in our 2017 Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
   In connection with the Company’s acquisition of ABILITY, on April 2, 2018, the Company issued 7,598,731 restricted shares of Class A common stock to former ABILITY stockholders in exchange for such stockholder’s shares of ABILITY common stock. These restricted shares are subject to lock-up agreements prohibiting sale or transfer - 100% shall be restricted for the first 12 months following the date of acquisition and 50% shall be restricted for 18 months following the date of acquisition. The shares of Class A common stock were issued in reliance on the exemption provided by Section 4(a)(2) of the Securities Act on the basis that no public offering or general solicitation was made, the recipients were provided with certain disclosure materials and all other information requested with respect to the Company, and the Company affixed appropriate legends to the shares of Class A common stock setting forth that the issuance and resale of the securities were not registered and are subject to applicable restrictions on transfer. The issuance of the shares of Class A common stock did not involve any underwriters, underwriting discounts or commissions.
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
10.1
Credit Agreement dated as of April 2, 2018 among Inovalon Holdings, Inc., Morgan Stanley Senior Funding Inc., as Administrative Agent, and the other lenders party thereto (incorporated by reference to the Company’s Current Report on Form 8-K, filed April 2, 2018).

10.2
Guarantee and Collateral Agreement with Morgan Stanley Senior Funding, Inc., as Collateral Agent for the secured parties thereto, and the Subsidiary Guarantors dated April 2, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K, filed April 2, 2018).

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

Date: August 1, 2018	INOVALON HOLDINGS, INC.
	By:	/s/ KEITH R. DUNLEAVY, M.D.
Keith R. Dunleavy, M.D. Chief Executive Officer & Chairman (Principal Executive Officer)

	By:	/s/ JONATHAN R. BOLDT
Jonathan R. Boldt Interim Chief Financial Officer (Principal Financial Officer)