Form 10-Q
period 2018-09-30
Inovalon Holdings, Inc.
filed 2018-11-07
CIK 1619954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
or
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
(301) 809-4000
Registrant’s telephone number, including area code
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 26, 2018, the registrant had 71,806,565 shares of Class A common stock outstanding and 80,608,685 shares of Class B common stock outstanding.

INOVALON HOLDINGS, INC.
FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018

PART I—FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements
INOVALON HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and par value amounts)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$103,516	$208,944
Short-term investments	11,377	267,288
Accounts receivable (net of allowances of $3,142 and $2,038 at September 30, 2018 and December 31, 2017, respectively)	110,043	90,054
Prepaid expenses and other current assets	21,398	10,441
Income tax receivable	10,926	11,987
Total current assets	257,260	588,714
Non-current assets:
Property, equipment and capitalized software, net	137,061	125,768
Goodwill	951,068	184,932
Intangible assets, net	548,709	89,326
Other assets	22,915	6,338
Total assets	$1,917,013	$995,078
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$32,916	$34,109
Accrued compensation	25,266	18,592
Other current liabilities	37,843	15,277
Deferred revenue	16,048	6,954
Deferred rent	640	1,818
Credit facilities	9,800	45,000
Capital lease obligation	1,876	336
Total current liabilities	124,389	122,086
Non-current liabilities:
Credit facilities, less current portion	940,996	191,250
Capital lease obligation, less current portion	14,462	12,109
Deferred rent, less current portion	3,223	219
Other liabilities	19,444	—
Deferred income taxes	112,481	26,642
Total liabilities	1,214,995	352,306
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.000005 par value, 900,000,000 shares authorized, zero shares issued and outstanding at each of September 30, 2018 and December 31, 2017, respectively	—	—
Class A common stock, $0.000005 par value, 750,000,000 shares authorized; 86,447,709 shares issued and 71,827,534 shares outstanding at September 30, 2018; 77,588,018 shares issued and 62,967,843 shares outstanding at December 31, 2017	—	—
Class B common stock, $0.000005 par value, 150,000,000 shares authorized; 80,608,685 shares issued and outstanding at September 30, 2018; 80,957,495 shares issued and outstanding at December 31, 2017	1	1
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, zero shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	—	—
Additional paid-in-capital	615,782	534,159
Retained earnings	281,491	308,905
Treasury stock, at cost, 14,620,175 shares at September 30, 2018 and December 31, 2017, respectively	(199,817)	(199,817)
Other comprehensive loss	4,561	(476)
Total stockholders’ equity	702,018	642,772
Total liabilities and stockholders’ equity	$1,917,013	$995,078

See notes to condensed consolidated financial statements.

INOVALON HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per-share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$145,809	$115,855	$391,362	$334,739
Expenses:
Cost of revenue(1)	36,422	38,431	108,928	113,914
Sales and marketing(1)	11,785	7,929	31,732	24,365
Research and development(1)	7,580	5,780	21,546	20,850
General and administrative(1)	47,203	36,283	156,773	108,002
Depreciation and amortization	26,571	13,550	69,857	38,514
Restructuring expense	—	—	9,464	—
Total operating expenses	129,561	101,973	398,300	305,645
Income (Loss) from operations	16,248	13,882	(6,938)	29,094
Other income and (expenses):
Interest income	325	1,365	1,874	4,045
Interest expense	(16,824)	(1,617)	(34,274)	(4,549)
Other expense, net	(210)	(243)	(1,841)	(381)
(Loss) Income before taxes	(461)	13,387	(41,179)	28,209
Provision for (Benefit from) income taxes	383	5,146	(13,035)	10,840
Net (loss) income	$(844)	$8,241	$(28,144)	$17,369
Net (loss) income attributable to common stockholders, basic and diluted	$(844)	$7,968	$(28,144)	$16,905
Net (loss) income per share attributable to common stockholders, basic and diluted:
Basic net (loss) income per share	$(0.01)	$0.06	$(0.19)	$0.12
Diluted net (loss) income per share	$(0.01)	$0.06	$(0.19)	$0.12
Weighted average shares of common stock outstanding:
Basic	147,339	141,226	144,662	142,861
Diluted	147,339	141,699	144,662	143,327
________________________________________________

(1)	Includes stock-based compensation expense as follows:
	Cost of revenue	$101	$474	$154	$1,189
	Sales and marketing	308	561	376	1,456
	Research and development	643	349	1,601	929
	General and administrative	3,702	3,597	9,015	8,751
	Total stock-based compensation expense	$4,754	$4,981	$11,146	$12,325

See notes to condensed consolidated financial statements.

INOVALON HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net (loss) income	$(844)	$8,241	$(28,144)	$17,369
Other comprehensive income (loss):
Realized losses on cash flow hedges reclassified from accumulated other comprehensive income, net of tax of $(403), $0, $(671) and $0, respectively	849	—	1,419	—
Net change in unrealized gains on cash flow hedges, net of tax of $(1,561), $0, $(1,498) and $0, respectively	3,303	—	3,168	—
Realized losses on short-term investments reclassified from accumulated other comprehensive income, net of tax of $0, $0, $(319) and $0, respectively	—	—	716	—
Net change in unrealized gains and (losses) on available-for-sale investments, net of tax of $(15), $(61), $76 and $(274), respectively	40	135	(164)	346
Reclassification of income tax effects of the Tax Cuts and Jobs Act of 2017	—	—	(102)	—
Comprehensive income (loss)	$3,348	$8,376	$(23,107)	$17,715

See notes to condensed consolidated financial statements.

INOVALON HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net (loss) income	$(28,144)	$17,369
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	11,146	12,325
Depreciation	39,240	27,129
Amortization of intangibles	30,617	11,385
Amortization of premiums on short-term investments	278	1,571
Amortization of debt issuance costs and debt discount	2,076	—
Deferred income taxes	(11,651)	(1,540)
Restructuring expense, non-cash	8,583	—
Change in fair value of contingent consideration	9,364	(2,900)
Other	336	381
Changes in assets and liabilities:
Accounts receivable	(1,046)	5,259
Prepaid expenses and other current assets	(6,606)	1,931
Income taxes receivable	1,612	11,174
Other assets	(4,686)	(2,722)
Accounts payable and accrued expenses	(5,444)	5,653
Accrued compensation	8,551	1,346
Other current and non-current liabilities	4,417	(4,210)
Deferred rent	2,278	(696)
Deferred revenue	2,094	(2,507)
Net cash provided by operating activities	63,015	80,948
Cash flows from investing activities:
Maturities of short-term investments	92,207	150,696
Sales of short-term investments	161,772	—
Purchases of property and equipment	(19,943)	(17,544)
Investment in capitalized software	(30,369)	(21,741)
Acquisition, net of cash acquired of $23,850 and $1,535, respectively	(1,082,740)	(3,490)
Net cash (used in) provided by investing activities	(879,073)	107,921
Cash flows from financing activities:
Repurchase of common stock	—	(64,986)
Proceeds from credit facility borrowings, net of discount	965,300	—
Repayment of credit facility borrowings	(236,250)	(22,500)
Payments for debt issuance costs	(18,269)	—
Proceeds from exercise of stock options	1,628	3,781
Capital lease obligations paid	(709)	(84)
Tax payments for equity award issuances	(1,070)	(208)
Net cash provided by (used in) financing activities	710,630	(83,997)
(Decrease) Increase in cash and cash equivalents	(105,428)	104,872
Cash and cash equivalents, beginning of period	208,944	127,683
Cash and cash equivalents, end of period	$103,516	$232,555
Supplementary cash flow disclosure:
Cash (received) paid during the period for:
Income taxes, net	$(3,597)	$725
Interest	27,618	4,416
Non-cash investing activities:
Capital lease obligations incurred	4,602	—
Accruals for purchases of property, equipment	7,700	8,295
Accruals for investment in capitalized software	2,450	3,892
Acquisition consideration	84,156	—

See notes to condensed consolidated financial statements.

INOVALON HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared by Inovalon Holdings, Inc. (“Inovalon” or the “Company”) in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Rule 10-01 of Regulation S-X. Accordingly, the unaudited condensed consolidated financial statements may not include all of the information and notes required by GAAP for audited financial statements. The year-end December 31, 2017 condensed consolidated balance sheet data included herein was derived from audited financial statements but does not include all disclosures required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of items of a normal and recurring nature, necessary to present fairly the Company’s financial position as of September 30, 2018, the results of operations and comprehensive (loss) income for the three and nine month periods ended September 30, 2018 and 2017, and cash flows for the nine months ended September 30, 2018 and 2017. The results of operations for the three and nine month periods ended September 30, 2018 and 2017 are not necessarily indicative of the results to be expected for the full year. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities, and related disclosures, as of the date of the financial statements, and the amounts of revenue and expenses reported during the period. Actual results could differ from estimates. The information contained herein should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”).
Certain prior period amounts have been reclassified within the condensed consolidated statements of operations, and within the operating section of the condensed consolidated statements of cash flows to conform with current period presentation. Such reclassifications had no impact on net (loss) income or net cash provided by operating activities as previously reported.
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
In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The guidance is effective for all public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. This guidance allows for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) which was signed into law on December 22, 2017 and was effective January 1, 2018. Early adoption is permitted in any interim period or fiscal year before the effective date. The Company early adopted the requirements of the new standard in the first quarter of 2018, and elected to reclassify the income tax effects of the Tax Act of

$0.1 million from other comprehensive income to retained earnings. Refer to the condensed consolidated statements of comprehensive (loss) income.
Recently Issued Accounting Standards
There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements and note disclosures, from those disclosed in the 2017 Form 10-K, that would be expected to impact the Company except for the following:
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) and, in July 2018, issued subsequent clarifying guidance (collectively, “ASU 2016-02”). ASU 2016-02 requires the recognition of lease assets and lease liabilities on the balance sheet and enhanced disclosure about leasing arrangements. The lease asset represents a right of use asset and the lease liability represents the obligation to make lease payments. This guidance is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is finalizing its portfolio of leases to determine the impact that will be recorded to the balance sheet, reviewing applicable lease agreements, and implementing changes to our processes and internal controls. The standard initially required the use of a modified-retrospective method. In July 2018, the FASB issued updated guidance which allows for an additional transition method which requires that the cumulative effect of applying the new standard is recognized as an adjustment to the opening retained earnings balance. The Company plans to adopt the new standard effective January 1, 2019 using the additional transition approach and plans to elect all applicable practical expedients under ASC 842-10-65-1. The Company is evaluating the impact of adoption on the consolidated financial statements and notes disclosures.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaces the current incurred loss impairment method with a methodology that reflects the amortized cost basis net of expected credit losses that are calculated based on certain relevant information. The standard also amends the credit loss guidance for available-for-sale debt securities and requires the measurement and recognition of an expected allowance for credit losses for financial assets held at amortized cost. This guidance is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is in the process of evaluating the timing and impact of adoption on the consolidated financial statements and notes disclosures.
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
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework–Changes to the Requirements for Fair Value Measurement. ASU 2018-13 changes the fair value measurement disclosure requirements of ASC 820. The standard consists of removals, modifications, and additions to the existing disclosure requirements. This guidance is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is in the process of evaluating the timing and impact of adoption on the notes disclosures.
In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard requires that an entity in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. This guidance is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is in the process of evaluating the timing and impact of adoption on the consolidated financial statements and notes disclosures.
2. REVENUE
The Company adopted ASU 2014-09 as of January 1, 2018 using the modified retrospective approach. Revenues for periods beginning after January 1, 2018 are presented under ASC 606, Revenue from Contracts with Customers, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605. The Company recorded a cumulative effect net adjustment to increase retained earnings by $0.6 million as of January 1, 2018. The impact as a result of adopting ASC 606 was an increase of $0.2 million and $0.5 million in revenue and an increase of $0.1 million and $0.3 million in expense resulting from deferred commissions for the three and nine months ended September 30, 2018, respectively.
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
The Company primarily derives its revenues through the sale or subscription licensing of its platform solutions and services. The following table disaggregates revenue by offering (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017(1)	2018	2017(1)
Platform solutions(2)	$130,523	$100,969	$347,698	$288,473
Services(3)	15,286	14,886	43,664	46,266
Total revenue	$145,809	$115,855	$391,362	$334,739
______________________________________

(1)	Prior period amounts have not been adjusted under the modified retrospective method.

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
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables, and deferred revenue. Invoices to clients are generated in accordance with the terms of the applicable contract, which may not be directly related to the performance of services. Unbilled receivables are invoiced when the achievement of specific events as defined by each contract occurs. The Company had an unbilled receivables balance of $30.9 million and $14.1 million as of September 30, 2018 and December 31, 2017, respectively. The increase in the unbilled receivables balance was primarily driven by the timing of new contract signings, the timing of billings and $2.0 million related to the ABILITY Acquisition. Unbilled receivables are classified as accounts receivable on the condensed consolidated balance sheet. Advanced billings to clients in excess of revenue earned are recorded as deferred revenue until the aforementioned revenue recognition criteria are met.
The Company had deferred commissions of $3.8 million as of September 30, 2018 and no deferred commissions as of December 31, 2017. The change in deferred commissions was primarily driven by $3.2 million related to the ABILITY Acquisition.

The Company had a deferred revenue balance of $16.0 million and $7.0 million as of September 30, 2018 and December 31, 2017, respectively. The change in the deferred revenue balance was primarily driven by $7.0 million related to the ABILITY Acquisition. Revenue recognized during the three and nine months ended September 30, 2018 that was included in the deferred revenue balance at the beginning of the year, or as of the acquisition date as it relates to ABILITY, was $2.9 million and $9.1 million, respectively.
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
The following table reconciles the weighted average shares outstanding for basic and diluted EPS for the periods indicated (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Basic
Numerator:
Net (loss) income	$(844)	$8,241	$(28,144)	$17,369
Undistributed earnings allocated to participating securities	—	(273)	—	(464)
Net (loss) income attributable to common stockholders—basic	$(844)	$7,968	$(28,144)	$16,905
Denominator:
Weighted average shares used in computing net income per share attributable to common stockholders—basic	147,339	141,226	144,662	142,861
Net (loss) income per share attributable to common stockholders—basic	$(0.01)	$0.06	$(0.19)	$0.12
Diluted
Numerator:
Net (loss) income attributable to common stockholders—diluted	$(844)	$7,968	$(28,144)	$16,905
Denominator:
Number of shares used for basic EPS computation	147,339	141,226	144,662	142,861
Effect of dilutive securities	—	473	—	466
Weighted average shares used in computing net (loss) income per share attributable to common stockholders—diluted	147,339	141,699	144,662	143,327
Net (loss) income per share attributable to common stockholders—diluted	$(0.01)	$0.06	$(0.19)	$0.12

The computation of diluted EPS does not include certain awards, on a weighted average basis, because their inclusion would have an anti-dilutive effect on EPS. The awards excluded because of their anti-dilutive effect are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Awards excluded from the computation of diluted net (loss) income per share because their inclusion would have been anti-dilutive	62	42	109	138
4. SHORT-TERM INVESTMENTS
As of September 30, 2018, short-term investments consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Corporate notes and bonds	$11,417	$—	$(40)	$11,377
Total available-for-sale securities	$11,417	$—	$(40)	$11,377
As of December 31, 2017, short-term investments consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Corporate notes and bonds	$232,048	$3	$(572)	$231,479
U.S. agency obligations	15,341	—	(99)	15,242
U.S. treasury securities	20,735	—	(168)	20,567
Total available-for-sale securities	$268,124	$3	$(839)	$267,288
The following table summarizes the estimated fair value of our short-term investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of the dates shown (in thousands):

	September 30, 2018	December 31, 2017
Due in one year or less	$11,377	$204,725
Due after one year through two years	—	62,563
Total	$11,377	$267,288
The Company has certain available-for-sale securities in a gross unrealized loss position. The Company reviews its debt securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial position and near-term prospects of the issuer and the Company’s intent to sell, or whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s amortized-cost basis. If the Company determines that an other-than-temporary decline exists, or if write downs related to credit losses are necessary, in one of these securities, the unrealized losses attributable to the respective investment would be reclassified to realized losses on short-term investments within the statement of operations. There were no impairments considered other-than-temporary as of September 30, 2018.
The following table shows the fair values and the gross unrealized losses of available-for-sale securities that were in a gross unrealized loss position, as of September 30, 2018, aggregated by investment category (in thousands):

	Estimated Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$11,377	$(40)

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
On April 2, 2018, the Company paid in full all existing debt obligations under the 2014 Credit Agreement and terminated all commitments to extend further credit thereunder. On April 2, 2018, the Company entered into a credit agreement (the “2018 Credit Agreement”) with a group of lenders and Morgan Stanley Senior Funding, Inc. (“MSSF”), as administrative agent, providing for (i) a term loan B facility with the Company as borrower in a total principal amount of $980.0 million (the “2018 Term Facility”); and (ii) a revolving credit facility with the Company as borrower in a total principal amount of up to $100.0 million (the “2018 Revolving Facility” and, together with the 2018 Term Facility, the “2018 Credit Facilities”). The 2018 Revolving Facility will terminate on April 2, 2023 and the 2018 Term Facility will mature on April 2, 2025. The entire $980.0 million 2018 Term Facility was borrowed on April 2, 2018, and was used to pay off all of the Company’s existing debt obligations under the 2014 Credit Facilities as well as to provide the financing necessary to fund, in part, the cash consideration paid to acquire ABILITY. As of September 30, 2018, the entire $100.0 million Revolving Facility remained available. A loss on the early extinguishment of debt of $0.1 million was recognized during the nine months ended September 30, 2018 related to the write-off of unamortized deferred financing fees.
At the option of the Company, the loans outstanding under the 2018 Term Facility will bear interest either at: (i) Adjusted London Interbank Offer Rate (“LIBOR”) plus an applicable rate of 3.50% or (ii) the Alternate Base Rate (“ABR”) plus an applicable margin. The Company may elect interest periods of one, two, three or six months for Adjusted LIBOR borrowings. As set forth in the 2018 Credit Agreement, the ABR is the higher of: (i) the rate that MSSF as Administrative Agent announces from time to time as its prime or base commercial lending rate, as in effect from time to time, (ii) the Federal Funds Effective Rate plus ½ of 1.0% and (iii) one-month Adjusted LIBOR plus 1.0%.
The following table discloses the outstanding debt at each balance date as follows (in thousands):

	September 30, 2018	December 31, 2017
2018 Term Facility(1)	$950,796	$—
2018 Revolving Facility	—	—
2014 Term Loan Facility	—	236,250
2014 Revolving Credit Facility	—	—
Total Credit Facilities	950,796	236,250
Less: current portion	9,800	45,000
Non-current Credit Facilities	$940,996	$191,250
______________________________________

(1)	The 2018 Term Facility is presented net of unamortized deferred financing fees and original issue discount (“OID”) of $29.2 million.
The Company incurred an OID of $14.7 million and deferred financing fees of $16.4 million related to the 2018 Term Facility, which are shown as a direct reduction to the face amount and amortized as interest expense, using the effective interest method, over the life of the 2018 Credit Agreement. The Company incurred $1.9 million in deferred financing fees related to the 2018 Revolving Facility, which is amortized as interest expense using the straight-line method. During the three and nine months ended September 30, 2018, the Company recognized $0.5 million and $0.9 million in OID amortization expense related to the 2018 Term Facility, respectively. The Company recognized $0.5 million and $1.0 million in deferred financing fees related to the 2018 Term Facility during the three and nine months ended September 30, 2018, respectively. The Company recognized $0.1 million and $0.2 million in amortization expense related to the 2018 Revolving Facility during the three and nine months ended September 30, 2018, respectively.
The Company and its Restricted Subsidiaries (as defined in the 2018 Credit Agreement) are subject to certain affirmative and negative covenants under the 2018 Credit Agreement, and the 2018 Credit Agreement includes certain customary representations and warranties of the Company. As of September 30, 2018, the Company is in compliance with the covenants under the 2018 Credit Agreement.

6. FAIR VALUE MEASUREMENTS
The following table presents the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$29,461	$—	$—	$29,461
Short-term investments:
Corporate notes and bonds	—	11,377	—	11,377
Other assets:
Interest rate swaps	—	8,119	—	8,119
Other current liabilities:
Interest rate swaps	—	(1,363)	—	(1,363)
Contingent consideration	—	—	(16,500)	(16,500)
Other liabilities
Contingent consideration	—	—	(17,476)	(17,476)
Total	$29,461	$18,133	$(33,976)	$13,618
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

The following table presents our financial instruments measured at fair value using unobservable inputs (Level 3) (in thousands):

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	September 30, 2018	December 31, 2017
Balance, beginning of period	$(7,400)	$(12,600)
Fair value adjustment(1)	(8,704)	5,200
Accretion expense (recognized in general and administrative expenses)	(660)	—
Contingent consideration attributable to and assumed from ABILITY Acquisition	(17,212)	—
Total	$(33,976)	$(7,400)
______________________________________

(1)
The Company recognized an adjustment of $8.1 million in general and administrative expenses related to the change in fair value of contingent consideration, and an adjustment of $0.6 million recognized in goodwill, which was a purchase accounting adjustment attributable to the ABILITY Acquisition.

2018 Credit Facilities
The Company records debt on the balance sheet at carrying value. The estimated fair value of the Company’s debt is determined based on Level 2 inputs including current market rates for similar types of borrowings. The following table presents the carrying value and fair value of the Company’s debt (including the current portion thereof) as of September 30, 2018 (in thousands):

September 30, 2018
Carrying amount	$950,796
Fair value	$949,608
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
The following table presents the fair value of interest rate swaps on the balance sheet as of September 30, 2018 (in thousands):

	Asset Derivative		Liability Derivative
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap contract	Other assets	$8,119	Other current liabilities	$(1,363)
The following table presents the location and amount of gains and losses on interest rate swaps included in other comprehensive income (“OCI”) and the statement of operations for the three months ended September 30, 2018 (in thousands):

	Gain (Loss) recognized in OCI	Statement of Operations Location	(Gain) Loss reclassified from OCI
Interest rate swap contract	$4,865	Interest expense	$1,252

The following table presents the location and amount of gains and losses on interest rate swaps included in other comprehensive income (“OCI”) and the statement of operations for the nine months ended September 30, 2018 (in thousands):

	Gain (Loss) recognized in OCI	Statement of Operations Location	(Gain) Loss reclassified from OCI
Interest rate swap contract	$4,666	Interest expense	$2,090
The net amount of accumulated other comprehensive income expected to be reclassified to interest expense in the next 12 months is $1.3 million.
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
There have been no significant or material developments to current legal proceedings, including the estimated effects on the Company’s condensed consolidated financial statements and note disclosures, subsequent to the disclosure previously provided in Note 10 of the Notes to the Consolidated Financial Statements in the 2017 Form 10-K, other than the following updates with respect to the Xiang v. Inovalon Holdings, Inc., et.al., No. 1:16-cv-04923 case filed in the United States District Court for the Southern District of New York on June 24, 2016 against the Company, certain officers, directors and underwriters in the Company’s initial public offering, which was previously disclosed. On September 5, 2018, the court denied defendants' request for permission to file an early summary judgment motion without prejudice. On September 18, 2018, the court issued a decision dismissing the Section 12(a)(2) claims on standing grounds and certifying a class of “[a]ll persons who purchased or acquired, prior to August 5, 2015, Inovalon Holdings, Inc. common stock pursuant or traceable to the Company’s February 12, 2015 Initial Public Offering.” On October 2, 2018, defendants filed a petition seeking permission to appeal the court’s class certification order under Federal Rule of Civil Procedure 23(f); on October 12, 2018, lead plaintiff filed its answer in opposition to such petition; on October 19, 2018, defendants filed a motion seeking leave to file a reply in further support of the petition; on October 29, 2018, lead plaintiff filed its opposition to such motion seeking leave; and on November 5, 2018, defendants filed a reply to lead plaintiff’s opposition. The petition seeking permission to appeal the class certification order remains pending. October 22, 2018 was the deadline for the completion of fact discovery. The parties presently are engaged in the exchange of expert reports and expert discovery, which is scheduled to run until December 21, 2018. In light of, among other things, the current stage of the litigation, the Company is currently unable to predict the outcome of the Xiang case and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from this proceeding.
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
During the nine months ended September 30, 2018, the Company incurred $9.5 million in restructuring expense which included $6.4 million related to a streamlining of software development initiatives, $1.8 million in severance expense, and $1.3 million for lease termination costs and accelerated depreciation related to associated leasehold improvements. As of September 30, 2018, the Company had a remaining restructuring liability associated with severance and lease termination costs of $1.5 million.

The following table presents restructuring liability activity for the nine months ended September 30, 2018 (in thousands):

Balance as of December 31, 2017	$—
Accruals for severance	1,764
Accruals for lease termination	1,405
Severance payments	(1,579)
Lease termination accretion	(90)
Balance as of September 30, 2018	$1,500
9. BUSINESS COMBINATIONS
2018 Acquisition
ABILITY Network, Inc.
On April 2, 2018, the Company completed the acquisition (the “ABILITY Acquisition”) of Butler Group Holdings, Inc., a Delaware corporation (“Butler”), and its wholly-owned subsidiaries, including, without limitation, ABILITY Network Inc., a Delaware corporation (“ABILITY”), for aggregate consideration of $1.19 billion (the “Purchase Price”) in cash and restricted shares of the Company’s Class A Common Stock.
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
A summary of the composition of the stated Purchase Price and fair value of the stated Purchase Price is as follows (in thousands):

Purchase Price	$1,220,800
Working capital adjustment	(630)
Shareholder payable adjustment	576
Subtotal	1,220,746
Fair value adjustments:
Restricted stock marketability discount	(30,000)
Total fair value purchase price	$1,190,746
The composition of the fair value of the consideration transferred is as follows (in thousands):

Cash	$1,107,220
Issuance of Class A common stock	70,000
Contingent consideration	14,156
Working capital adjustment	(630)
Total fair value purchase price	$1,190,746
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
The preliminary estimates of fair value represent the Company’s best preliminary estimates and preliminary valuations. The following table summarizes the net assets acquired and liabilities assumed (in thousands):

Preliminary Fair Value
Cash and cash equivalents	$23,850
Accounts receivable	16,739
Income tax receivable	551
Prepaid expenses and other current assets	3,025
Property and equipment	3,095
Goodwill(1)(2)	766,135
Intangible assets(1)	490,000
Other assets	1,252
Accounts payable and accrued expenses	(6,863)
Deferred revenue	(7,000)
Other current liabilities	(507)
Other liabilities	(5,291)
Deferred tax liabilities(2)	(94,240)
Total consideration transferred	$1,190,746
______________________________________

(1)
The Company allocated a portion of the goodwill associated with the ABILITY Acquisition to the Inovalon reporting unit based on expected revenue synergies. As a result, the fair value of the customer relationships intangible asset was adjusted by $23.0 million during the third quarter of 2018.

(2)
The Company recognized a purchase accounting adjustment of $6.6 million related to deferred tax liabilities and a corresponding adjustment to goodwill primarily attributable to the tax impact related to the reduction to the fair value of the customer relationships intangible assets and an adjustment of $0.6 million to the shareholder payable attributable to the ABILITY Acquisition.

The amounts attributed to identified intangible assets are summarized in the table below (in thousands):

	Estimated Useful Life	Preliminary Fair Value	Measurement Period Adjustments	Adjusted Preliminary Fair Value
Customer relationships	12-14 years	$408,000	$(23,000)	$385,000
Technology	12-14 years	86,000	—	86,000
Trade names	16-18 years	19,000	—	19,000
Total intangible assets		$513,000	$(23,000)	$490,000
Acquisition-related costs were expensed as incurred. For the three and nine months ended September 30, 2018, the Company incurred acquisition-related costs of $0.9 million and $5.4 million, respectively. Acquisition-related costs are recognized within “General and administrative” expenses in the accompanying consolidated statements of operations.
The following table presents revenue and loss before taxes of ABILITY since the acquisition date, April 2, 2018, included in the consolidated statements of operations (in thousands):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Revenue	$37,922	$75,442
Loss before taxes	$(7,547)	$(1,749)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$145,809	$151,153	$428,726	$438,158
(Loss) Income before taxes	$(19)	$4,011	$(43,638)	$(3,423)
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
Overview
We are a leading technology company providing cloud-based platforms empowering data-driven healthcare. Through the Inovalon ONE® Platform, Inovalon brings to the marketplace a national-scale capability to interconnect with the healthcare ecosystem, aggregate and analyze data in real-time, and empower the application of resulting insights to drive meaningful impact at the point of care. Leveraging its platform, unparalleled proprietary data sets, and industry-leading subject matter expertise, Inovalon enables better care, efficiency, and financial performance across the healthcare ecosystem. From health plans and provider organizations, to pharmaceutical, medical device, and diagnostics companies, Inovalon's unique achievement of value is delivered through the effective progression of “Turning Data into Insight, and Insight into Action®.” Supporting thousands of clients, including 19 of the top 25 U.S. health plans and 22 of the top 25 global pharma companies, Inovalon’s technology platforms and analytics are informed by data pertaining to more than 955,000 physicians, 499,000 clinical facilities, 261 million Americans, and 40 billion medical events.
We generate the substantial majority of our revenue through the sale or subscription licensing of our platform solutions and arrangements for advisory, implementation, and support services.
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
Quarterly Key Metrics
We review certain metrics quarterly, including the key metrics shown in the table below. We believe the key metrics illustrated in the table below are indicative of our overall level of analytical activity and our underlying growth in the business. Data resulting from the integration with ABILITY is not yet fully reflected within the MORE2 Registry® dataset and is therefore not fully reflected within the related data metrics below as of this date.

	September 30,
	2018	2017
	(in thousands)
MORE[2] Registry® dataset metrics(1)
Unique patient count(2)	261,226	230,916
Medical event count(3)	40,062,034	34,316,048
Trailing 12 month Patient Analytics Months (PAM)(1)(4)	47,100,324	36,624,786
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Investment in Innovation:
Research and development(1)	$7,580	$5,780	$21,546	$20,850
Capitalized software development(2)	8,446	9,637	30,108	24,570
Research and development infrastructure investments(3)	996	4,454	10,488	14,040
Total investment in innovation	$17,022	$19,871	$62,142	$59,460
As a percentage of revenue
Research and development(1)	5%	5%	6%	6%
Capitalized software development(2)	6%	8%	8%	7%
Research and development infrastructure investments(3)	1%	4%	2%	5%
Total investment in innovation	12%	17%	16%	18%
_______________________________________

(1)	Research and development primarily includes employee costs related to the development and enhancement of our service offerings.

(2)	Capitalized software development includes capitalized costs incurred to develop and enhance functionality for our platform solutions.

(3)	Research and development infrastructure investments include strategic capital expenditures related to hardware and software platforms under development or enhancement.
Mix of Subscription-Based Platform Offerings and Legacy Solutions. We have been undergoing an intentional transition in our offering portfolio from legacy platform solutions to subscription-based cloud-based platform offerings with add-on advisory services. Subscription-based cloud-based platform offerings are generally defined as modular, cloud-based solutions that utilize dynamic, high-speed cloud-based compute and storage, offer enhanced data visualization capabilities, and are tied to subscription-based contract structures where revenue is predominantly based on factors such as the number of patients under contract or similar relevant metrics (e.g., the number of prescriptions issued), the size of the client, and/or a specific period of time. Legacy platform solutions are generally defined as solutions historically not cloud-based in nature and not tied to subscription-based contract structures. We believe subscription-based cloud-based platform offerings provide more advanced capabilities, higher value, and greater visibility to clients, as well as improved visibility, market differentiation, and financial performance for us. Over time, we expect that subscription-based cloud-based platform offerings will continue to represent an increasing share of our total revenue, contributing to an increasing base of recurring revenue.
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
Seasonality.    The nature of our customers’ end-market results in partial seasonality reflected in both revenue and cost of revenue differences during the year. Regulatory impact of data submission deadlines in, for example, January, March, June, and September drive some degree of predictable timing of analytics and data processing activity variances from quarter to quarter. Further, regulatory clinical encounter deadlines of June 30th and December 31st drive predictable intervention concentrations variances from quarter to quarter. The timing of these factors results in analytical and intervention activity mix variances, which have limited predictable impact in the aggregate on our financial performance from quarter to quarter. However, quarter to quarter financial performance may increasingly vary from historical seasonal trends as we continue to expand into adjacent markets and increase the portion of our revenue generated from new offerings. Further, we also expect the impact of seasonality to decrease over time as we expand our mix of revenue generated from a subscription-based model. The timing of new contract signings and their respective implementations can also lead to variances in our seasonal revenue performance.
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
Interest Expense
Interest expense represents interest incurred on our Credit Facilities (as defined below, under the heading “Liquidity and Capital Resources—Debt”) and related interest rate swaps.
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
We expect that our effective tax rate will decrease due to the Tax Act, and in the future may fluctuate due to the recognition of excess tax benefits and tax deficiencies associated with stock-based compensation transactions which are considered to be discrete items. Excluding discrete items impacting the effective tax rate, we expect our long-term tax rate to reflect the applicable statutory rates.

RESULTS OF OPERATIONS
The following table sets forth our consolidated statement of operations data for each of the periods presented (in thousands, except percentages):

	Three Months Ended September 30,		Change from 2017 to 2018		Nine Months Ended September 30,		Change from 2017 to 2018
	2018	2017	$	%	2018	2017	$	%
Revenue	$145,809	$115,855	$29,954	26%	$391,362	$334,739	$56,623	17%
Expenses:
Cost of revenue(1)	36,422	38,431	(2,009)	(5)%	108,928	113,914	(4,986)	(4)%
Sales and marketing(1)	11,785	7,929	3,856	49%	31,732	24,365	7,367	30%
Research and development(1)	7,580	5,780	1,800	31%	21,546	20,850	696	3%
General and administrative(1)	47,203	36,283	10,920	30%	156,773	108,002	48,771	45%
Depreciation and amortization	26,571	13,550	13,021	96%	69,857	38,514	31,343	81%
Restructuring expense	—	—	*	*%	9,464	—	*	*%
Total operating expenses	129,561	101,973	27,588	27%	398,300	305,645	92,655	30%
Income (Loss) from operations	16,248	13,882	2,366	17%	(6,938)	29,094	(36,032)	(124)%
Other income and (expenses):
Interest income	325	1,365	(1,040)	(76)%	1,874	4,045	(2,171)	(54)%
Interest expense	(16,824)	(1,617)	(15,207)	940%	(34,274)	(4,549)	(29,725)	653%
Other expense, net	(210)	(243)	*	*	(1,841)	(381)	*	*
(Loss) Income before taxes	(461)	13,387	(13,848)	(103)%	(41,179)	28,209	(69,388)	(246)%
Provision for (Benefit from) income taxes	383	5,146	(4,763)	(93)%	(13,035)	10,840	(23,875)	(220)%
Net (loss) income	$(844)	$8,241	$(9,085)	(110)%	$(28,144)	$17,369	$(45,513)	(262)%
________________________________________________

(1)	Includes stock-based compensation expense as follows:
	Cost of revenue	$101	$474	$(373)	(79)%	$154	$1,189	$(1,035)	(87)%
	Sales and marketing	308	561	(253)	(45)%	376	1,456	(1,080)	(74)%
	Research and development	643	349	294	84%	1,601	929	672	72%
	General and administrative	3,702	3,597	105	3%	9,015	8,751	264	3%
	Total stock-based compensation expense	$4,754	$4,981	$(227)	(5)%	$11,146	$12,325	$(1,179)	(10)%
* Asterisk denotes not meaningful.

The following table sets forth our consolidated statement of operations data for each of the periods presented as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	100%	100%	100%	100%
Expenses:
Cost of revenue	25%	33%	28%	34%
Sales and marketing	8%	7%	8%	7%
Research and development	5%	5%	6%	6%
General and administrative	32%	31%	40%	32%
Depreciation and amortization	18%	12%	18%	12%
Restructuring expense	—%	—%	2%	—%
Total operating expenses	88%	88%	102%	91%
Income (Loss) from operations	12%	12%	(2)%	9%
Other income and (expenses):
Interest income	*%	1%	*%	1%
Interest expense	(12)%	(1)%	(9)%	(1)%
Other expense, net	*%	—%	*%	*%
(Loss) Income before taxes	—%	12%	(11)%	9%
Provision for (Benefit from) income taxes	*%	4%	(3)%	3%
Net (loss) income	—%	8%	(8)%	6%
* Asterisk denotes not meaningful.
Comparison of the Three and Nine Months Ended September 30, 2018 and 2017
Revenue
Revenue for the three months ended September 30, 2018 was $145.8 million, an increase of 26% compared with revenue of $115.9 million for the three months ended September 30, 2017. This increase was primarily attributable to $7.6 million in revenue contributed from new clients signed and $37.9 million in revenue from the acquired business of ABILITY, which was partially offset by a decrease of $15.7 million in revenue from existing clients resulting from a combination of factors including decisions in 2017 by a limited number of clients to withdraw from Affordable Care Act (as amended by the Health Care and Education Reconciliation Act of 2010) markets, the transition of client contracts to newer product offerings and more subscription-based agreements versus the year-ago period, and the conclusion of client contracts included in the year-ago period. During the three months ended September 30, 2018, we continued to execute on our transition to subscription-based cloud-based platform offerings.
Revenue for the nine months ended September 30, 2018 was $391.4 million, an increase of 17% compared with revenue of $334.7 million for the nine months ended September 30, 2017. This increase was primarily attributable to $18.6 million in revenue contributed from new clients signed and $83.0 million in revenue from the acquired businesses of ABILITY and CCS, through the anniversary date of the acquisition, which was partially offset by a decrease of $45.1 million in revenue from existing clients resulting from a combination of factors including decisions in 2017 by a limited number of clients to withdraw from Affordable Care Act (as amended by the Health Care and Education Reconciliation Act of 2010) markets, the transition of client contracts to newer product offerings and more subscription-based agreements versus the year-ago period, and the conclusion of client contracts included in the year-ago period.
Cost of Revenue
During the three months ended September 30, 2018, cost of revenue decreased by $2.0 million, or 5%, compared with the three months ended September 30, 2017. The decrease in cost of revenue was primarily attributable to a decrease in professional third-party costs of $6.4 million, which was partially offset by incremental cost of revenue of $5.0 million attributable to the acquired business of ABILITY. Cost of revenue as a percentage of revenue was 25% and 33% for the three months ended September 30, 2018 and 2017, respectively, reflecting the factors discussed above as well as an increase in the mix of higher-margin platform solutions as a percentage of revenue.
During the nine months ended September 30, 2018, cost of revenue decreased by $5.0 million, or 4%, compared with the nine months ended September 30, 2017. The decrease in cost of revenue was primarily attributable to a decrease of employee-related expenses of $10.4 million, and a decrease in professional third-party costs of $9.6 million, which was partially offset by incremental cost of revenue of $15.1 million attributable to the acquired businesses of ABILITY and CCS, through the anniversary date of the acquisition. Cost of revenue as a percentage of revenue was 28% and 34% for the nine months ended September 30, 2018 and 2017, respectively, reflecting the factors discussed above as well as an increase in the mix of higher-margin platform solutions as a percentage of revenue.
Sales and Marketing
During the three months ended September 30, 2018, sales and marketing expenses increased by $3.9 million, or 49%, compared with the three months ended September 30, 2017. The increase was driven by incremental sales and marketing expenses of $4.7 million attributable to the acquired business of ABILITY. Sales and marketing expenses as a percentage of revenue was 8% and 7% for the three months ended September 30, 2018 and 2017, respectively.
During the nine months ended September 30, 2018, sales and marketing expenses increased by $7.4 million, or 30%, compared with the nine months ended September 30, 2017. The increase was driven by incremental sales and marketing expenses of $9.6 million attributable to the acquired business of ABILITY, which was partially offset by a decrease in stock-based compensation of $1.0 million. Sales and marketing expenses as a percentage of revenue was 8% and 7% for the nine months ended September 30, 2018 and 2017, respectively.
Research and Development
During the three months ended September 30, 2018, research and development expense increased by $1.8 million, or 31%, compared with the three months ended September 30, 2017. The increase was primarily attributable to incremental expense of $2.5 million attributable to the acquired business of ABILITY.
During the nine months ended September 30, 2018, research and development expense increased by $0.7 million, or 3%, compared with the nine months ended September 30, 2017. The increase was primarily attributable to incremental expense of $5.1 million attributable to the acquired businesses of ABILITY and CCS, through the anniversary date of the acquisition, which was partially offset by a decrease to professional third-party costs of $2.1 million, and a decrease employee-related expense of $1.8 million.
General and Administrative
During the three months ended September 30, 2018, general and administrative expenses increased by $10.9 million, or 30%, compared with the three months ended September 30, 2017. The increase was primarily attributable to incremental expenses of $7.5 million attributable to the acquired business of ABILITY, and an increase of $4.6 million related to the fair value adjustment of contingent consideration. General and administrative expenses as a percentage of revenue was 32% and 31% for the three months ended September 30, 2018 and 2017, respectively.
During the nine months ended September 30, 2018, general and administrative expenses increased by $48.8 million, or 45%, compared with the nine months ended September 30, 2017. The increase was primarily attributable to incremental expenses of $23.4 million attributable to the acquired businesses of ABILITY and CCS, through the anniversary date of the acquisition, an increase of $12.0 million related to the fair value adjustment of contingent consideration, transaction and integration costs related to the acquisition of ABILITY of $5.5 million, an increase of $4.2 million in legal expenses related to non-recurring litigation, and an increase in employee-related expenses of $3.0 million which includes an increase in severance expense related to cost reduction initiatives. General and administrative expenses as a percentage of revenue was 40% and 32% for the nine months ended September 30, 2018 and 2017, respectively.
Depreciation and Amortization
During the three months ended September 30, 2018, depreciation and amortization expense increased by $13.0 million, or 96%, compared with the three months ended September 30, 2017. The increase was primarily attributable to amortization of acquired intangible assets of $9.1 million, depreciation of software licenses and computers of $2.9 million, and $0.5 million of depreciation of other assets related to the acquired business of ABILITY.
During the nine months ended September 30, 2018, depreciation and amortization expense increased by $31.3 million, or 81%, compared with the nine months ended September 30, 2017. The increase was primarily attributable to amortization of acquired intangible assets of $19.2 million, depreciation of software licenses and computers of $6.9 million, depreciation of internally developed software of $4.0 million, and $1.3 million of depreciation of other assets related to the acquired businesses of ABILITY and CCS, through the anniversary date of the acquisition.
Restructuring Expenses
During the nine months ended September 30, 2018, we incurred restructuring expenses of $9.5 million related to restructuring programs initiated in the second quarter of 2018 related to operating and cost efficiency improvement initiatives. During the three months ended September 30, 2018 and the three and nine months ended September 30, 2017, there were no restructuring expenses.

See “Note 8—Restructuring expenses and other charges” in the Notes to our unaudited condensed consolidated financial statements included under Part I, Item 1 within this Quarterly Report on Form 10-Q for additional information.
Interest Income
During the three months ended September 30, 2018, interest income decreased by $1.0 million, compared with the three months ended September 30, 2017. During the nine months ended September 30, 2018, interest income decreased by $2.2 million, compared with the nine months ended September 30, 2017. The decrease in our interest income was primarily attributable to a decrease in the balance of our available-for-sale short term investment portfolios as a result of the liquidation of certain investments to fund the ABILITY Acquisition and resulted in a decrease in earnings derived from these investments.
Interest Expense
During the three months ended September 30, 2018, interest expense increased by $15.2 million, compared with the three months ended September 30, 2017. During the nine months ended September 30, 2018, interest expense increased by $29.7 million, compared with the nine months ended September 30, 2017. The increase in interest expense was primarily attributable to an increase in borrowings in connection with the 2018 Term Facility entered into on April 2, 2018 (as defined below under the heading “Liquidity and Capital Resources—Debt”).
Provision for (Benefit from) Income Taxes
During the three months ended September 30, 2018, the provision for income taxes was $0.4 million compared to $5.1 million for the three months ended September 30, 2017. The provision income taxes during the three months ended September 30, 2018 was primarily driven by the Tax Act and the impact of certain discrete items.
During the nine months ended September 30, 2018, the benefit from income taxes was $13.0 million compared to provision for income taxes of $10.8 million for the nine months ended September 30, 2017. Our effective tax rate for the nine months ended September 30, 2018 was approximately 31.7%, compared with approximately 38.4% for the nine months ended September 30, 2017. The decrease in our effective tax rate is primarily a result of the Tax Act.
Liquidity and Capital Resources
Sources of Liquidity
Our principal sources of liquidity have been cash generated by operating activities, proceeds from our initial public offering (the balance of which were expended in connection with the ABILITY Acquisition) and proceeds from our Credit Facilities. Our cash generated from such sources has been sufficient to fund our growth, including our capital expenditures. As of September 30, 2018, our cash, cash equivalents and short-term investments totaled $114.9 million, of which $11.4 million represented short-term, available-for-sale, investment grade, domestic debt-securities, compared with $525.7 million of cash, cash equivalents, and short-term investments as of September 30, 2017, of which $293.1 million represented short-term, available-for-sale, investment grade, domestic debt-securities.
We believe our current cash, cash equivalents, and short-term investments balance, expected cash generated by operating activities and availability of cash under our 2018 Credit Agreement (including the 2018 Revolving Facility of $100 million, as defined below, of which no amounts were outstanding as of September 30, 2018) are sufficient to fund our operations, finance our strategic initiatives, and fund our investment in innovation and new service offerings, for the foreseeable future. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our 2018 Credit Agreement.
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
On April 2, 2018, we paid in full all existing debt obligations under the 2014 Credit Agreement and terminated all commitments to extend further credit thereunder. On April 2, 2018, we entered into a credit agreement (the “2018 Credit Agreement”) with a group of lenders and Morgan Stanley Senior Funding, Inc., as administrative agent, to provide a secured Credit Facility which is comprised of: (i) a term loan B facility with us as borrower in a total principal amount of $980.0 million (the “2018 Term Facility”); and (ii) a revolving credit facility with us as borrower in a total principal amount of up to $100.0 million (the “2018 Revolving Facility” together with the 2018 Term Facility, the “2018 Facilities”). As of September 30, 2018, no amounts were outstanding under the 2018 Revolving Facility. See “Note 5—Debt” in the Notes to our unaudited condensed consolidated financial statements included under Part I, Item 1 within this Quarterly Report on Form 10-Q for additional information.
As of September 30, 2018, we had outstanding indebtedness under the 2018 Term Facility and capital lease obligations of $950.8 million and $16.3 million, respectively. As of September 30, 2017, we had outstanding indebtedness under the 2014 Term Loan Facility and capital lease obligations of $243.8 million and $0.2 million, respectively. No amounts were outstanding under the 2018 or 2014 Revolving Credit Facilities as of September 30, 2018 or September 30, 2017, respectively. The 2018 Term Facility has a seven year term and is an amortizing facility with quarterly principal payments and monthly interest payments. The 2014 Term Loan Facility had a five year term and was an amortizing facility with quarterly principal payments and monthly interest payments. Scheduled principal payments totaling $236.3 million and scheduled interest payments totaling $27.6 million were paid during the nine months ended September 30, 2018. As of September 30, 2018, we were in compliance with the covenants under the 2018 Credit Agreement.
Cash Flows
Operating Cash Flow Activities
Cash provided by operating activities during the nine months ended September 30, 2018 was $63.0 million, representing a decrease in cash inflow of $17.9 million compared with the nine months ended September 30, 2017. The decrease in cash provided by operating activities was driven by an increase of $23.2 million in cash paid for interest primarily attributable to an increase in borrowings in connection with the 2018 Term Facility, which was partially offset by an increase of $4.3 million in cash received for income taxes due to net tax refunds during the nine months ended September 30, 2018 compared with net tax payments during the nine months ended September 30, 2017.
Investing Cash Flow Activities
Cash used in investing activities during the nine months ended September 30, 2018 was $879.1 million compared with cash provided by investing activities of $107.9 million during the nine months ended September 30, 2017. Cash used in investing activities was primarily due to the acquisition of ABILITY, net of cash acquired of $1.1 billion and investments in property and equipment and capitalized software of $50.3 million, which was partially offset by proceeds generated from sales and maturities of available-for-sale securities of $254.0 million.
We make investments in innovation, including research and development expense, capital software development costs, and research and development infrastructure investments, on a recurring basis. We expect our investment in innovation to remain constant in the foreseeable future and return toward historical levels as we completed much of the development towards the launch of new service offerings including the Inovalon ONE® Platform.
Financing Cash Flow Activities
Cash provided by financing activities during the nine months ended September 30, 2018 was $710.6 million, compared with cash used in financing activities of $84.0 million during the nine months ended September 30, 2017. Cash provided by financing activities was primarily due to proceeds from the 2018 Term Facility of $965.3 million, which was partially offset by $236.3 million for the repayment of 2014 Credit Facility borrowings and the payment of debt issuance costs of $18.3 million.
Contractual Obligations
During the nine months ended September 30, 2018, there have been no material changes, outside of the ordinary course of business, in our contractual obligations previously disclosed under the caption “Contractual Obligations” in our 2017 Form 10-K.
Off-Balance Sheet Arrangements
As of September 30, 2018, we did not have any off-balance sheet arrangements.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Variable Rate Debt Risk.    Our variable rate debt includes our 2018 Term Facility and our 2018 Revolving Facility. As of September 30, 2018, we had $950.8 million outstanding under our 2018 Term Facility at an effective interest rate of approximately 5.6%. As a result, if market interest rates were to increase by 1.0%, or 100 basis points, interest expense would decrease future earnings and cash flows, net of estimated tax benefits, by approximately $6.7 million annually. As of September 30, 2018, there was no balance outstanding on the 2018 Revolving Facility.
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
Marketable Securities Risk.    We had short-term investment portfolios, including cash held in money market funds, totaling approximately $40.8 million as of September 30, 2018. This amount was invested primarily in marketable securities including corporate notes and bonds and money market funds. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
An immediate increase or decrease of 100-basis points in interest rates would have no material impact on the market value of our investment portfolio as of September 30, 2018. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur. Fluctuations in the value of our investment securities caused by a change in interest rates (gains or losses on the carrying value) are recorded in accumulated other comprehensive income (loss), and are realized only if we sell the underlying securities prior to their maturity.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that, as of September 30, 2018, our disclosure controls and procedures were designed at a reasonable assurance level to ensure that material information relating to Inovalon Holdings, Inc., including its consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and that our disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
 On April 2, 2018, we completed our acquisition of ABILITY. SEC guidance permits management to omit an assessment of an acquired business’ internal control over financial reporting from management’s assessment of internal control over financial reporting for a period not to exceed one year from the date of the acquisition. Accordingly, management has not assessed ABILITY’s internal control over financial reporting as of September 30, 2018.
Changes in Internal Control
During the third quarter of 2018, we transitioned to an updated enterprise resource planning system. Transition to this system included significant effort in testing prior to system implementation, training of employees who will be using the system, updating of our internal control process and procedures that will be impacted by the implementation and monitoring of the system's results. As a result of this implementation, our management has updated internal controls over the impacted areas of design and operating effectiveness. There have been no other changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Purchases of Equity Securities by the Issuer or Affiliated Purchasers
The following table presents a summary of share repurchases made by the Company during the quarter ended September 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or approximate dollar value) that May Yet be Purchased under the Plans or Programs
July 1 – July 31	—	$—	—	$—
August 1 – August 31	—	—	—	—
September 1 – September 30(1)	48,390	10.81	48,390	—
Total	48,390	$10.81	48,390	$—
_______________________________________

(1)
On September 4, 2018, we directed the administrator of the Company's Employee Stock Purchase Plan (“ESPP”) to purchase 48,390 shares of Class A common stock in the open market for a total of approximately $0.5 million, for issuance to the ESPP participants at a discounted price of $9.35 per share. The Company may, in its discretion, based on market conditions, relative transaction costs and the Company's need for additional capital, continue to instruct the plan administrator to make semi-annual open market purchases of Class A common stock for ESPP participants to coincide with the ESPP's designated semi-annual purchase dates.

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

Date: November 7, 2018	INOVALON HOLDINGS, INC.
	By:	/s/ KEITH R. DUNLEAVY, M.D.
Keith R. Dunleavy, M.D. Chief Executive Officer & Chairman (Principal Executive Officer)

	By:	/s/ JONATHAN R. BOLDT
Jonathan R. Boldt Interim Chief Financial Officer (Principal Financial Officer)