Form 10-K
period 2018-12-31
Inovalon Holdings, Inc.
filed 2019-02-20
CIK 1619954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant was approximately $520.3 million.
As of January 31, 2019, the registrant had 72,046,008 shares of Class A common stock outstanding and 80,608,685 shares of Class B common stock outstanding.
Documents Incorporated by Reference
The information required by Part III (Items 10, 11, 12, 13 and 14) will be incorporated by reference from the Registrant’s definitive proxy statement relating to its 2019 annual meeting of stockholders (the “2019 Proxy Statement”). The 2019 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

INOVALON HOLDINGS, INC.

FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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
Factors that may cause actual results to differ from expected results include, among others:

•	our future financial performance, including our ability to continue and manage our growth;

•	our ability to retain our client base and sell additional services to them;

•	the effect of the concentration of our revenue among our top clients;

•	our ability to innovate and adapt our platforms and toolsets;

•	the effects of regulations applicable to us, including regulations relating to data protection and data privacy;

•	the effects of consolidation in the healthcare industry;

•	the ability to successfully integrate our acquisitions, including ABILITY, and the ability of the acquired business to perform as expected;

•	the ability to enter into new agreements with existing or new platforms, products, and solutions in the timeframes expected, or at all;

•	the successful implementation and adoption of new platforms, products and solutions;

•	the effects of changes in tax legislation for jurisdictions within which we operate, including recent changes in U.S. tax laws;

•	the ability to protect the privacy of our clients’ data and prevent security breaches;

•	the effect of current or future litigation;

•	the ability to secure final court approval of existing class action lawsuits related to our initial public offering;

•	the effect of competition on our business;

•	the efficacy of our platforms and toolsets; and

•	the timing and size of business realignment and restructuring charges.
Forward-looking statements are only current predictions and are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from those anticipated by such statements. These factors include, among other factors, those set forth in Part I, Item 1A, “Risk Factors.”
You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. In addition, graphics, images or illustrations pertaining to or demonstrating our products, data, services and/or technology that may be used herein are intended for illustrative purposes only unless otherwise noted. We are under no duty to, and we disclaim any obligation to, update any of these forward-looking statements after the date of this Annual Report or to conform these statements to actual results or revised expectations.

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
Item 1.    Business.
Our Company
We are a leading technology company providing cloud-based platforms empowering data-driven healthcare. Through the Inovalon ONE® Platform, Inovalon brings to the marketplace a national-scale capability to interconnect with the healthcare ecosystem, aggregate and analyze data in real-time, and empower the application of resulting insights to drive meaningful impact at the point of care. Leveraging its platform, unparalleled proprietary data sets, and industry-leading subject matter expertise, Inovalon enables better care, efficiency, and financial performance across the healthcare ecosystem. From health plans and provider organizations, to pharmaceutical, medical device, and diagnostics companies, Inovalon’s unique achievement of value is delivered through the effective progression of “Turning Data into Insight, and Insight into Action®.” Supporting thousands of clients, including 24 of the top 25 U.S. health plans and 22 of the top 25 global pharma companies, Inovalon’s technology platforms and analytics are informed by data pertaining to more than 964,000 physicians, 519,000 clinical facilities, 264 million Americans, and 42 billion medical events.
We generate the substantial majority of our revenue through the sale or subscription licensing of our platform solutions, as well as revenue from related arrangements for advisory, implementation, and support services.
On April 2, 2018, the Company acquired Butler Group Holdings, Inc., a Delaware corporation and its wholly-owned subsidiaries, including, without limitation, ABILITY Network Inc., a Delaware corporation (“ABILITY”). The combination of Inovalon and ABILITY creates a vertically integrated cloud-based platform empowering the achievement of real-time, value-based care from payers, manufacturers, and diagnostics all the way to the patient’s point of care.
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
Industry Overview and Demand Drivers
The Company believes that healthcare is increasingly becoming data-driven in nature, transactional in design, real-time in speed, and ultimately consumer-centric in focus. Driven by the first waves of disease-burden based reimbursement models and quality incentive programs, data has gained an increasing role in the U.S. healthcare system. Data is increasingly a competitive differentiator, as its aggregation, analysis, validation, and associated connectivity can be leveraged to identify individual patients’ unique needs, refine care plans, speed drug discovery and commercialization, reduce waste, expand the value proposition of medications and medical devices, and streamline healthcare workflows and supply chains. As transparency into the many facets of healthcare increases, the Company believes the pace of the industry’s transformation will continue to accelerate, ultimately placing consumers at the center as they play an increasingly active role in their care.
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
Healthcare Becoming Increasingly Consumer-centric. Increasingly, the patient (the consumer of healthcare) wants to take a more active and informed role in how their own individual healthcare is delivered—how to select their health plan and based on what information, how to select and interact with a physician, how to determine whether or not to have a particular surgical procedure or whether or not to take a particular medication, etc. Similar to other industries including financial services, retail, and entertainment, the healthcare marketplace is becoming increasingly consumer-centric. This transformation means that interactions in healthcare are becoming increasingly data-driven, transactional, and real-time in nature, all of which require increasingly sophisticated data ingestion and analytical capabilities, extensive industry connectivity, and high-speed, scalable, and secure compute infrastructures.
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

Our Market Opportunity
We believe that our market opportunity for data-driven healthcare solutions is significant and growing. The ability to aggregate, integrate, and analyze data on a massive scale and apply garnered insights in a manner that achieves meaningful impact is crucial for healthcare payers (e.g., health plans and integrated health delivery systems), healthcare providers (e.g., hospitals, accountable care organizations (“ACOs”), post-acute care providers, and physicians), pharmaceutical companies (e.g., medication discovery and manufacturers, specialty pharmacies, retail pharmacies, pharmacy benefit management companies), medical device manufacturers, diagnostics companies, and consumers.
According to third-party industry estimates, the addressable market for software and related services capabilities serving these healthcare constituents continues to expand from an estimated $84 billion in 2014 to approximately $142 billion in 2018. According to industry sources, the market for software and related services is approximately $17.3 billion within the U.S. payer market. We believe that as analytics continue to demonstrate greater value within the U.S. payer landscape, the market will expand commensurately. We believe that the market opportunity for our current offerings within the payer market, the historical focus of our Company, is approximately $16.3 billion. As we continue to build and launch new capabilities and expand our market opportunities following the acquisition of ABILITY, we believe analytics will provide a significantly larger value opportunity within this same payer space. For providers, industry sources estimate that software and related services represent a $40.1 billion U.S. market size. We believe that the market opportunity for our current offerings within the provider market is approximately $6.8 billion (excluding expected expansion of market opportunity following the ABILITY acquisition). In the pharmaceutical and life-sciences market, industry sources estimate a $51.4 billion market size for total software and related services spend. We believe that the market opportunity for our current offerings within the pharmaceutical and life-sciences market is approximately $7.0 billion, largely driven by our acquisitions of Avalere Health, Inc. (“Avalere”), a leading provider of data-driven advisory services and business intelligence solutions in the pharmaceutical and life sciences industry, in 2015, and Creehan Holding Co., Inc. (“Creehan”), a leader in specialty pharmacy software platforms, in 2016. In the consumer market, industry sources estimate a $33.2 billion global market size for mobile health applications and solutions. We believe that, over time, analytics will also drive a significant opportunity expansion in the consumer market, as consumers seek to take a more active and informed role in how their healthcare is delivered.
_______________________________________
Source: Gartner, IDC, Research and Markets and Inovalon (with methodology validated by HMA).
In addition, the pressures that face the U.S. healthcare market are not unique, as other communities around the world are facing aging populations and growing pressures in sustaining affordable healthcare. We believe that our capabilities are highly applicable to other developed and developing countries around the globe, which we believe represents a sizable related future opportunity for our Company.
The Inovalon ONE® Platform
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
The Inovalon ONE® Platform is an integrated cloud-based platform of more than 80 individual proprietary technology toolsets and deep data assets able to be rapidly configured to empower the operationalization of large-scale, data-driven healthcare initiatives. Each proprietary technology toolset is referred to as a Component, which are grouped into Modules, and informed by the data of billions of medical events within Inovalon’s proprietary datasets. Combinations of Components and Modules are configured to empower highly differentiated solutions for client needs quickly and in a highly scalable fashion. The flexibility of the modular design of the Platform enables clients to integrate the capabilities of the Platform with their own internal capabilities or other third-party solutions. The Platform brings to the marketplace a highly extensible, national-scale capability to interconnect with the healthcare ecosystem on a massive scale, aggregate and analyze data in petabyte volumes, arrive at sophisticated insights in real-time, and drive meaningful impact wherever it is analytically identified best to intervene and intuitively visualize data and information to inform business strategy and execution.
Additionally, the myABILITY® software platform is an integrated set of cloud-based applications for providers that offers core connectivity, administrative, clinical, and quality analysis, management, and performance improvement capabilities to acute, post-acute and ambulatory point-of-care provider facilities.
The myABILITY® software platform is in the process of being connected and integrated with the Inovalon ONE® Platform.

Platform Capabilities
Data Integration.    Throughout the healthcare industry, data is captured from many different sources, and while standards for exchanging information between healthcare applications are emerging, much of the data associated with population health remains in disparate silos, without the exchange of data, insight into patient or program status, or coordination of relevant patient engagements, and is both interchanged and processed without automation. Where investments have been made in the digitization of health data, many of the resulting solutions remain “walled gardens” of information—data that is static and not easily shared or interpreted.
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
Data Sets
Datasets and the management of data are part of our core strengths, which provide meaningful insight into how a patient, provider, or population is doing. Our datasets grant us both relative and absolute insight, and inform the construction of new analytics capabilities, predictive models, and impact predictions. Further, data management speeds our time to client impact, decreases the burden on clients choosing to do business with us, and empowers our achievement of mission and results.
In addition to being maintained and tagged within client-specific data lakes, data we receive in the course of providing our services are statistically de-identified and stored in our MORE2 Registry®. The MORE2 Registry® goes beyond just claims data to include information about demographics, enrollment, diagnoses, procedures, pharmacy, laboratory results, and deep medical record clinical data and presents a significant representative mix of commercial, HIX Marketplace, Medicare Advantage, and managed Medicaid care plan patients. As of December 31, 2018, our MORE2 Registry® dataset contained data pertaining to more than 964,000 physicians, 519,000 clinical facilities, 264 million Americans, and 42 billion medical events. The following is a sample of components within our MORE2 Registry®:

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
Connectivity
We have developed technology that enables real-time, highly differentiated data aggregation and point-of-care interoperability through many leading EHR systems, which drives positive impact and efficiency for clients, clinicians, patients, and the Company.
The Inovalon ONE® Platform facilitates the two-way exchange of clinical data with both cloud and non-cloud based EHR and integrates the Healthcare Enterprise systems, connecting thousands of physicians in an effective, efficient, secure and scalable fashion while minimizing disruption. The Inovalon ONE® Platform automatically requests and retrieves necessary clinical data, which is then analyzed by our advanced predictive analytics to identify gaps in patient care, and then embeds those insights directly into the clinical workflow to inform targeted interventions at the point-of-care.
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
_______________________________________
Our data and compute capacity is maintained within an interconnected set of infrastructure sets made up of owned and co-located data centers. The three principal datacenters owned by Inovalon are located in the Washington D.C. metro area, Atlanta metro region and the Pittsburgh metro region. Our co-located datacenter facilities are located in Northern Virginia, Minneapolis, Minnesota and Phoenix, Arizona. Each datacenter supports the ability to interconnect agnostically to third-party cloud capacity providers. This macro architecture provides us a significant ability to maintain both enterprise-level capacity and redundancy, while also achieving significant flexibility and cost effectiveness for burst capacity needs.
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

KEY
0
100,000,000+
The MORE² Registry® medical events incidents
Alaska
Hawaii
= Inovalon Headquarters
= Office / Data Center Location
Puerto Rico

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
Platform Modularity
Our platform has been created through the use of internally-developed software coupled with industry-leading technology frameworks that are vendor-agnostic. Because we have designed and developed our own software, we have built significant flexibility and modularity into our platform components. This enables us to not only enhance our existing products as our clients’ needs evolve, but also to increase our addressable market opportunity by rapidly developing new product offerings and expanding into adjacent markets in the healthcare industry. Our acquisitions of ABILITY, Avalere, and Creehan further enhance this process through the infusion of our data and analytics into additional offerings, new products, greater differentiation, additional capabilities, technologies, client relationships, and industry expertise that they bring. Our large, deep proprietary data sets in the MORE2 Registry® also enable and support this flexibility and modularity, as the depth and breadth of the data allows its analysis and application in the context of many situations across the healthcare industry-not just for payers, but also providers, pharmaceutical companies, device manufacturers, diagnostics companies, etc. For example, within the set of Inovalon ONE® Platform Components that would typically enable our Quality Measurement and Reporting offering for a national health plan, a certain subset of these Components could be combined with an additional new set of Components to enable our OBC offering with a global pharmaceutical company.
Our Clients
For over 19 years, we have provided quality services to our clients. During that time, we have built a leading position and have become a true thought leader and innovator in our industry. We have achieved significant scale, and we believe that we play a key role in the U.S. healthcare market.
Our clients renew existing client agreements throughout the year. The renewal rates of existing clients for the years ended December 31, 2018, 2017 and 2016 were approximately 90%, 88% and 93%, respectively. The renewal rate is representative of clients with engagements exceeding $0.1 million in revenue.
Sales and Marketing
We believe that our sales and marketing initiatives are key to capitalizing on our significant market and growth opportunities. During 2018, we significantly increased the scale and sophistication of our sales force by leveraging the expertise of technology focused personnel supported by subject matter experts. While we have successfully leveraged our sales and marketing as we have grown, we believe that additional strategic investments in sales and marketing capacity and capabilities will enable us to increasingly seize on the healthcare industry’s need for advanced technological capabilities including data connectivity, advanced analytics, intervention toolsets, and integrated business processing to empower the healthcare industry’s transformation from volume-based models to value-based models.
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

Our marketing and communications strategies are centered on initiatives that drive awareness of our Company and capabilities. These initiatives include: educating the market about our Company broadly; improving the marketplace’s understanding of our platform offerings; hosting industry-focused events and speaking engagements; disseminating articles discussing data trends and metrics, and strategic interfacing with key business and trade media personnel. We employ a broad array of specific events to facilitate these initiatives, including but not limited to:

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
Competition
We compete with a broad and diverse set of businesses. We believe the competitive landscape is highly fragmented with no single competitor offering similarly expansive capabilities and diverse platform solution offerings in healthcare data analytics, data-driven interventions, connectivity, and data visualization solutions. Our primary competitive challenge is to demonstrate to our existing and potential clients the value of utilizing our platforms rather than developing or assembling their own alternative capabilities. We believe that the combination of our competitive strengths and successful culture of innovation, including our large proprietary datasets, advanced data integration technologies, sophisticated predictive analytics, extensive industry connectivity, data-driven intervention platforms, and the deep subject matter expertise of our associates, make it time- and cost-prohibitive for our clients to replace or replicate all that we offer. In addition, we believe the combination of these attributes differentiates us from our competition.
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
We own and use trademarks in connection with our applications and services, including both unregistered common law marks and issued trademark registrations in the United States. Our material trademarks, service marks and other marks include: CAAS™, CARA®, Caresync Advantage®, CCS Advantage®, CEDI™, ChaseWise™, Data-Driven Improvements in Health Care™, Data Has a Story to Tell. We Give it Voice®, Distributed Analytics®, eCAAS Advantage®, ePASS®, Healthcare Empowered®, Healthier Members, Healthier Business®, HEDIS Advantage, HCC Surveillance®, HIX Foundation®, INDICES®, Inovalon®, Empowering the Transformation From Volume To Value®, Inovalon Spiral Design®, Inovalon Healthcare Empowered (and Spiral Design), Inovalon Healthcare Empowered®, Insights: a business intelligence solution™, iPORT™, iTCC™, MORE2 Registry®, PCIS™, Prospective Advantage®, QSCL™, QSFD®, QSI®, QSI-XL™, Star Advantage®, Turning Data into Insight and Insight into Action®, We See Solutions™, Data Diagnostics®, DDx®, ScriptMed®, Clinical Data Extraction as a Service (CDEaaS™), Natural Language Processing as a Service (NLPaaS™), Elastic Container Technology (ECT™), myABILITY®, and the Inovalon ONE® Platform. We also have trademark applications pending to register marks in the United States, Japan and European Union.
While our intellectual property rights are important to our success, we believe that our business as a whole is not materially dependent on any particular patent, trademark, license or other intellectual property right.
Our Employees
As of December 31, 2018, we had a total of 2,499 associates across the following areas: Technology, Innovation and Product, Data-driven Client Services, and Selling, General and Administrative. There were 2,104 full-time associates and 395 part-time associates. None of our associates are represented by a labor union; all of our associates currently work in the U.S. and its territories (Puerto Rico), and we consider our current relations with our associates to be good.
Requirements Regarding the Privacy and Security of Personal Information
HIPAA and Other Privacy and Security Requirements.    There are numerous U.S. federal and state laws and regulations related to the privacy and security of personal information. In particular, regulations promulgated pursuant to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended, establish privacy and security standards that limit the use and disclosure of Protected Health Information (“PHI”) and require the implementation of administrative, physical, and technical safeguards to ensure the confidentiality, integrity, and availability of individually identifiable health information in electronic form. Our health plan customers, as well as healthcare clearinghouses and certain providers with which we have or may establish business relationships, are covered entities that are regulated under HIPAA. The Health Information Technology for Economic and Clinical Health Act (“HITECH”) and an implementing regulation known as the Omnibus Final Rule significantly expanded HIPAA’s privacy and security requirements. Among other things, HITECH and the Omnibus Final Rule make HIPAA’s privacy and security standards directly applicable to “business associates,” which are independent contractors or agents of covered entities that create, receive, maintain, or transmit PHI in connection with providing a service for or on behalf of a covered entity. Under HIPAA and our contractual agreements with our customers, we are considered a “business associate” and thus are directly subject to HIPAA’s privacy and security standards. In order to provide our covered entity clients with services that involve the use or disclosure of PHI, HIPAA requires our clients to enter into business associate agreements with us. Such agreements must, among other things, require us to:

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
In addition to HIPAA, HITECH, and their implementing regulations, we may be subject to other state and federal privacy laws. Such laws prohibit unfair or deceptive privacy and security practices and/or place requirements on certain types of activities, such as data security and data access. We may also be subject to state medical record privacy laws (sometimes more strict than HIPAA), including the laws of the state of California.
Data Protection and Breaches.    In recent years, there have been a number of well-publicized data breaches involving the improper use and disclosure of individuals’ personal information. Many states have responded to these incidents by enacting laws requiring holders of personal information to maintain safeguards and to take certain actions in response to a data breach, such as providing prompt notification of the breach to affected individuals and state officials. Under HIPAA and pursuant to our business associate agreement obligations, we must report breaches of unsecured PHI to our contractual partners upon discovery. Notification must also be made in certain circumstances to affected individuals, the U.S. Department of Health and Human Services (“HHS”), and the media.
We have implemented and maintain physical, technical, and administrative safeguards intended to protect individually identifiable health information. We have controls in place to assist us in complying with all applicable laws, regulations, and contractual requirements regarding the protection of these data. We have established processes that allow us to properly respond to any security breaches or incidents.
In many cases, applicable state laws, including breach notification requirements, are not preempted by the HIPAA privacy and security standards and are subject to interpretation by various courts and other governmental authorities, thereby complicating our compliance efforts. Where a state law is not preempted by HIPAA, we may also be subject to that state law’s requirements, in addition to our obligations under HIPAA, HITECH, and their implementing regulations. Additionally, state and federal laws regarding deceptive practices may apply to public assurances we provide to individuals about the security of services we provide on behalf of our contractual customers.
Other Requirements.    In addition to HIPAA, numerous other U.S. federal and state laws govern the collection, dissemination, use, access to, and confidentiality of individually identifiable health information and healthcare provider information. Some states are also considering new laws and regulations that further protect the confidentiality, privacy, and security of medical records or other types of medical information. Further, Congress and a number of states have considered or are considering prohibitions or limitations on the disclosure of medical or other information to individuals or entities located outside of the United States.
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
We have experienced significant growth since 2014, with total revenues growing from approximately $361.5 million for the year ended December 31, 2014 to approximately $527.7 million for the year ended December 31, 2018. Future revenues may not grow at these same rates or may decline, such as the approximate 2% revenue decline from the year ended December 31, 2015 to the year ended December 31, 2016. Our future growth will depend, in part, on our ability to grow our revenue from existing clients, to complete sales to potential new clients, to expand our client base in adjacent industry segments such as the life sciences industry and with provider organizations, to develop new services and capabilities including direct-to-consumer services, and to expand internationally. We can provide no assurances that we will be successful in executing on these growth strategies or that, even if our key metrics, such as trailing 12 month Patient Analytics Months (“PAM”), would indicate future growth, we will continue to grow our revenue, margins or net income. Our ability to execute on our existing sales pipeline, create additional sales opportunities, and expand our client base depends on, among other things, the attractiveness of our services relative to those offered by our competitors, our ability to demonstrate the value of our existing and future services, and our ability to attract and retain a sufficient number of qualified sales and marketing leadership and support personnel. In addition, clients in certain industries in which we have a more limited presence, such as the life sciences industry, may be slower to adopt our services than we currently anticipate, which could adversely affect our results of operations and growth prospects.
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
Our top ten clients accounted for approximately 42% of our revenues for the year ended December 31, 2018. The engagement between these clients and us generally is covered through multiple separate statements of work (“SOWs”), each often with different and/or staggered terms which are all multi-year in their duration, ranging typically from two to five years. We can provide no assurance that these clients will renew their existing contracts or all SOWs with us upon expiration or that any such failure to renew will not have a material adverse effect on our revenue. If we lose one or more of our top clients, or if one or more of these clients significantly decreases its use of our services, our business and operating results could be materially and adversely affected.
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
Our services involve the storage and transmission of clients’ proprietary information, sensitive or confidential data, including valuable intellectual property and personal information of employees, clients and others, as well as protected health information, or PHI, of our clients’ patients. Because of the extreme sensitivity of the information we store and transmit, the security features of our computer, network, and communications systems infrastructure are critical to the success of our business. A breach or failure of our security measures could result from a variety of circumstances and events, including third-party action, employee negligence or error, malfeasance, computer viruses, cyber-attacks by computer hackers, failures during the process of upgrading or replacing software and databases, power outages, hardware failures, telecommunication failures, user errors, or catastrophic events. Information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks, including, for example, the Spectre and Meltdown threats which, rather than acting as viruses, were design flaws in many CPUs that allowed programs to steal data stored in the memory of other running programs and required patch software to correct. As cyber threats continue to evolve, we may be required to expend additional resources to further enhance our information security measures and/or to investigate and remediate any information security vulnerabilities. If our security measures fail or are breached, it could result in unauthorized persons accessing sensitive client or patient data (including PHI), a loss of or damage to our data, an inability to access data sources, or process data or provide our services to our clients. Such failures or breaches of our security measures, or our inability to effectively resolve such failures or breaches in a timely manner, could severely damage our reputation, adversely affect client or investor confidence in us, and reduce the demand for our services from existing and potential clients. In addition, we could face litigation, damages for contract breach, monetary penalties, or regulatory actions for violation of applicable laws or regulations, and incur significant costs for remedial measures to prevent future occurrences and mitigate past violations. Although we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and in any event, insurance coverage would not address the reputational damage that could result from a security incident.
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
We are subject to federal and state data privacy and security regulations. HIPAA established uniform federal standards for certain “covered entities,” which include healthcare providers and health plans, governing the conduct of specified electronic healthcare transactions and protecting the security and privacy of PHI. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates, and other persons for HIPAA violations. Under HITECH, state attorneys general were granted new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA’s requirements, and to seek attorney’s fees and costs associated with pursuing federal civil actions.
A portion of the data that we obtain and handle for or on behalf of our clients is considered PHI and subject to HIPAA because our clients are covered entities under HIPAA and we act as their business associate. Under HIPAA and our contractual agreements with our covered entity health plan clients, we are considered a “business associate.” Therefore, we are required to maintain the privacy and security of PHI in accordance with HIPAA and the terms of our agreements with clients which includes implementing HIPAA-required administrative, technical, and physical safeguards.
We have incurred, and will continue to incur, significant costs to establish and maintain these safeguards and, if additional safeguards are required to comply with HIPAA or our clients’ requirements, our costs could increase further, which would negatively affect our operating results. Furthermore, if we fail to maintain adequate safeguards, or if we use or disclose PHI in a manner not permitted by HIPAA or our agreements with our clients, or if the privacy or security of PHI that we obtain and handle is otherwise compromised, we could be subject to significant liabilities and consequences, including, without limitation:

•	breach of our contractual obligations to clients, which may result in contract terminations and potentially significant financial obligations to our clients;

•	investigation by the federal regulatory authorities empowered to enforce HIPAA - the Office for Civil Rights (OCR) within HHS, and the possible imposition of civil and criminal penalties;

•	investigation by the state attorneys general empowered under HITECH to enforce comparable state laws, and the possible imposition of civil and criminal penalties;

•	private litigation by individuals adversely affected by any violation of HIPAA, HITECH, or comparable state laws to which we are subject; and

•	negative publicity, which may decrease the willingness of current and potential future clients to work with us and negatively affect our sales and operating results.
Laws and expectations relating to privacy continue to evolve, and we continue to adapt to changing needs. Nevertheless, changes in these laws may limit our data access, use, and disclosure, and may require increased expenditures by us or may dictate that we not offer certain types of services. In addition, data protection, privacy and similar laws protect more than patient information and, although they vary by jurisdiction, these laws can extend to employee information, business contact information, provider information, and other information relating to identifiable individuals. Any of the foregoing may have a material adverse effect on our ability to provide services to our clients and, in turn, our results of operations.
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
There are many factors that could affect the purchasing practices, operations and, ultimately, the operating funds of healthcare organizations, such as reimbursement policies for healthcare expenses, consolidation in the healthcare industry, and regulation, litigation, and general economic conditions. In particular, we could be required to make unplanned modifications to our services or could suffer delays or cancellations of orders or reductions in demand for our services as a result of changes in regulations affecting the healthcare industry, such as any increased regulation by governmental agencies, changes to HIPAA and other federal or state privacy laws, laws relating to the tax-exempt status of many of our clients or restrictions on permissible discounts, and other financial arrangements. We cannot predict with certainty what additional healthcare regulations, if any, will be implemented at the federal and state level, or what the ultimate effect of federal healthcare reform or any future legislation or regulation will have on us and our clients. We cannot predict with certainty what effect the current U.S. presidential administration together with the U.S. Congress may have, if any, on coverage and reimbursement for healthcare items and services. Further, regardless of the prevailing political environment in the United States, Medicare, Medicaid and managed care organizations are increasing pressure to both control healthcare utilization and to limit reimbursement. Changes in reimbursement programs or regulations, including retroactive and prospective rate and coverage criteria changes, competitive bidding for certain products and services, and other changes intended to reduce expenditures could adversely affect the portions of our clients’ businesses that are dependent on third-party reimbursement or direct governmental payment. Moreover, to the extent that our clients experience reimbursement pressure resulting in lower revenue for them, their demand for our products and services might decrease. It is unclear what long-term effects the general economic conditions will have on the healthcare industry, and in turn, on our business, financial condition, and results of operations.
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
The healthcare industry is highly regulated on the federal, state, and local levels, and is subject to changing legislative, regulatory, political, and other influences. Changes to existing laws and regulations, or the enactment of new laws or regulations affecting the healthcare industry, could create unexpected liabilities for us, could cause us or our clients to incur additional costs, could alter our clients’ business models, and could restrict our or our clients’ operations.
Many healthcare laws are complex, subject to frequent change, and dependent on interpretation and enforcement decisions from government agencies and other adjudicatory bodies with broad discretion. The application of these laws to us, our clients, or the specific services and relationships we have with our clients is not always clear. In addition, federal and state legislatures have periodically enacted programs designed to reform or amend the U.S. healthcare system at both the federal and state level, such as the enactment of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the “ACA”). The ACA included provisions to control health care costs, improve health care quality, and expand access to affordable health insurance. Together with ongoing statutory and budgetary policy developments at a federal level, this health care reform legislation could include changes in Medicare and Medicaid payment policies and other health care delivery administrative reforms that could potentially negatively impact the business of our clients. Because not all the administrative rules implementing health care reform under the legislation have been finalized, because of recent judicial action, because of ongoing federal fiscal budgetary pressures yet to be resolved for federal health programs, and because of the lack of implementing regulations or interpretive guidance, gradual and partially delayed implementation, possible amendment, repeal or further implementation delays, the full impact of the health care reform legislation and of further statutory actions to reform healthcare payment on our business and the business of our clients is unknown. Further, we expect that the current U.S. presidential administration together with the U.S. Congress will continue to seek to modify, repeal or otherwise invalidate all or certain provisions of the ACA. Any such changes will likely take time to be implemented and there can be no assurances that health care reform legislation will not adversely impact either our operational results or the manner in which we operate our business. Health care industry participants may respond by reducing their investments or postponing investment decisions, including investments in our platforms, solutions and services. Our failure to anticipate accurately the application of these laws and similar or future laws and regulations, or our failure to comply with them, could create liability for us, result in adverse publicity, and negatively affect our business.
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
In these states, we operate by maintaining long term contracts with affiliated physician groups, which are each owned and operated by physicians and which employ or contract with additional providers to perform the SPEs. If there were a determination that a corporate practice of medicine violation existed or exists, we could be subject to criminal or civil penalties or an injunction for practicing medicine without a license or aiding and abetting the unlicensed practice of medicine. The occurrence of any of such events could have a material adverse effect on our ability to continue to provide our clients with the full array of our intervention toolsets.
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
We have previously and may in the future seek to acquire or invest in businesses, services, or technologies that we believe could complement or expand our services, enhance our technical capabilities, or otherwise offer growth opportunities. For example, on October 1, 2016, we acquired Creehan, on July 6, 2017, we completed the acquisition of ComplexCare Solutions, Inc. and ComplexCare Solutions IPA, LLC (together, “CCS”), and on April 2, 2018, we acquired ABILITY. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated. Acquisitions also could result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results and financial condition. In addition, we have limited experience in acquiring other businesses. We may not achieve the anticipated benefits from the acquired business, including from Creehan, CCS, or ABILITY, due to a number of factors, including:

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
The integration of newly acquired businesses, including Creehan, CCS, and ABILITY, will also require a significant amount of time and attention from management. The diversion of management attention away from ongoing operations and key research and development, marketing or sales efforts could adversely affect ongoing operations and business relationships. Moreover, even if we were able to fully integrate a new acquisition’s business operations and other assets successfully, there can be no assurance that such integration will result in the realization of the full benefits of synergies, cost savings, innovation and operational efficiencies that may be possible or were anticipated from the acquisition or that these benefits will be achieved within a reasonable period of time. Delays in integrating our acquisitions, which could be caused by factors outside of our control, could adversely affect the intended benefits of the acquisitions to our business, financial results, financial condition and the trading price of our Class A common stock.
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
The methods, estimates, and judgments that we use in applying accounting policies have a significant impact on our results of operations. For more information on our critical accounting policies and estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 2—Summary of Significant Accounting Policies,” of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. These methods, estimates, and judgments are subject to significant risks, uncertainties, and assumptions, and changes could affect our results of operations. In addition, our internal control over financial reporting may not prevent or detect misstatements because of the inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of our consolidated financial statements.
We are obligated to report on the effectiveness of our internal control over financial reporting. These internal controls may not be determined to be effective, which may harm investor confidence in our Company and, as a result, the trading price of our Class A common stock.
The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. We are required, pursuant to Section 404 of the Sarbanes-Oxley Act to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting in each Annual Report on Form 10-K. This assessment is required to include disclosure of material weaknesses, if any, identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm is required to formally attest to the effectiveness of our internal control over financial reporting in each of our Annual Reports on Form 10-K. There can be no assurance that we or our independent registered public accounting firm will not identify a material weakness in our internal control over financial reporting in the future. Any failure of our internal control over financial reporting to be effective or our failure to implement required new or improved controls, if any, or difficulties encountered in their implementation, including delaying or failing to successfully integrate our acquisitions into our internal control over financial reporting or the identification and reporting of a material weakness, may harm our operating results, cause us to fail to meet our reporting obligations, harm investor confidence, and negatively impact the trading price of our Class A common stock.
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
We are currently the subject of two consolidated purported class action lawsuits which assert violations of Section 11, Section 12, and Section 15 of the Securities Act based on allegedly false or misleading statements and omissions in our Registration Statement issued in connection with our initial public offering on February 18, 2015. These lawsuits seek certification as a class and unspecified compensatory damages plus interest and attorneys’ fees. On January 23, 2019, the parties informed the court that they had accepted a mediator’s recommendation on the amount of a settlement of these lawsuits, subject to agreement on the terms and settlement documentation. On the same day, the court stayed all proceedings for a period of not more than 60 days to enable the parties to finalize the settlement and settlement documentation and move for preliminary approval of the settlement. On February 20, 2019, the parties executed a settlement agreement, which is subject to court approval, provides for the dismissal of all claims against the defendants in connection with the securities class action suit, and provides for a payment to the class of $17 million, of which the Company has agreed to contribute $1.7 million, with the remaining amounts to be paid by the Company’s insurance carriers. There can be no assurance that such agreement will be approved by the court, that individual claimants will not opt out of the class and pursue individual claims, that the Company can overcome any objections or appeals regarding the settlement, or that all conditions to the settlement agreement will be satisfied. In addition, in the past, following periods of volatility in the market, securities class action litigation has often been instituted against companies. Such current and additional litigation, if any, including in the form of stockholder derivative actions against our Board of Directors, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition, results of operations and growth prospects and cause our stock price to decline.
Our debt may restrict our future operations.
We have substantial debt and have the ability to incur additional debt.  As of December 31, 2018, we had approximately $977.6 million of outstanding principal indebtedness. Our incurrence of substantial amounts of debt may have significant consequences. For instance, it could:

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
We are currently controlled by holders of our Class B common stock. As of January 31, 2019, holders of our Class B common stock beneficially own an aggregate of approximately 92% of the voting power of our common stock. In particular, Dr. Dunleavy beneficially owns an aggregate of approximately 63% of the voting power of our common stock, and Mr. Hoffmann beneficially owns an aggregate of approximately 22% of the voting power of our common stock. The shares beneficially owned by Dr. Dunleavy and Mr. Hoffmann and certain other stockholders are shares of Class B common stock, which have 10 votes per share, whereas each share of Class A common stock has one vote per share. As long as holders of our Class B common stock control at least a majority of the voting power of our outstanding common stock, they will have the ability to exercise substantial control over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the election and removal of directors and the size of our board of directors, any amendment of our certificate of incorporation or bylaws, or the approval of any merger or other significant corporate transaction, including a sale of all or substantially all of our assets. Even if their ownership falls below 50%, holders of our Class B common stock will continue to be able to exert significant influence or effectively control our decisions because of the dual class structure of our common stock. This concentrated control by our Class B common stockholders will limit or preclude your ability to influence those corporate matters for the foreseeable future and, as a result, we may take actions that holders of our Class A common stock do not view as beneficial. This dual class structure may adversely affect the market price of our Class A common stock. In addition, this structure may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
Item 1B.    Unresolved Staff Comments.
None.
Item 2.    Properties.
Our corporate headquarters is located in Bowie, Maryland, where we occupy approximately 110,000 square feet under a lease agreement that expires in June 2029. In addition, we lease an aggregate of approximately 406,000 square feet at the following locations: Minneapolis, MN; Washington, DC; Bowie, Maryland; Nashville, Tennessee; Phoenix, Arizona; Parsippany, NJ; Tampa, FL; Canonsburg, Pennsylvania; Boston, MA; Morristown, NJ; Herndon, Virginia; and Yellow Springs, OH. We own one property in Snellville, Georgia, which is approximately 12,000 square feet. In addition, we maintain a number of leases for smaller office facilities in various locations in the regions of our clients coinciding with specific client needs.

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
There have been no significant or material developments to current legal proceedings, including the estimated effects on the Company’s condensed consolidated financial statements and note disclosures, other than the following updates with respect to the Xiang v. Inovalon Holdings, Inc., et.al., No. 1:16-cv-04923 case filed in the United States District Court for the Southern District of New York on June 24, 2016 against the Company, certain officers, directors and underwriters in the Company’s initial public offering, which was previously disclosed. Expert discovery was completed on December 21, 2018. Subsequent to December 31, 2018, on January 23, 2019, the parties informed the court that they had accepted a mediator’s recommendation on the amount of a settlement, subject to agreement on the terms and settlement documentation. On the same day, the court stayed all proceedings for a period of not more than 60 days to enable the parties to finalize the settlement and settlement documentation and move for preliminary approval of the settlement. On January 24, 2019, the parties filed a motion with the U.S. Court of Appeals for the Second Circuit requesting that the pending petition seeking permission to appeal the court’s class certification order under Federal Rule of Civil Procedure 23(f) be held in abeyance pending the resolution of settlement negotiations, which request the court granted on January 28, 2019. On February 20, 2019, the parties executed a settlement agreement, which is subject to court approval, provides for the dismissal of all claims against the defendants in connection with the securities class action suit, and provides for a payment to the class of $17 million, of which the Company has agreed to contribute $1.7 million, with the remaining amounts to be paid by the Company’s insurance carriers. The settlement contains no admission of liability by the Company and the other defendants. See “Note 11—Commitments and Contingencies” of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
The following table was used to prepare the preceding chart, assumes $100 was invested at the close of market on February 12, 2015, which was our initial trading day, and illustrates the value of the investment based on quoted prices as of the indicated dates:

	February 12, 2015	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018
Inovalon Holdings, Inc.	$100	$63	$38	$56	53
NASDAQ Composite Index	$100	$103	$111	$142	137
NASDAQ Computer Index	$100	$104	$117	$162	156
Holders
As of January 31, 2019, there were 131 stockholders of record of our Class A common stock. However, because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe there are substantially more beneficial holders of our common stock than record holders. As of January 31, 2019, there were 23 stockholders of record of our Class B common stock.
Dividend Policy
Our board of directors does not currently intend to declare and pay dividends on our common stock. However, our board of directors will periodically reevaluate our dividend policy and may determine to pay dividends in the future. Any future determination to declare cash dividends will be at the sole discretion of our board of directors. No dividends were declared during the years ended December 31, 2018 and 2017.

Unregistered Sales of Equity Securities
None.
Use of Proceeds from Registered Securities
On February 18, 2015, we completed our initial public offering (“IPO”) of 22,222,222 shares of Class A common stock and, upon the underwriters’ exercise of their option to purchase additional shares, issued an additional 3,142,581 shares of Class A common stock for a total of 25,364,803 shares issued. All of the shares issued in the IPO were primary shares offered by us as none of our stockholders sold any shares in the IPO. The offering price of the shares sold in the IPO was $27.00 per share, resulting in net proceeds to us, after underwriters’ discounts and commissions and other expenses payable by us, of $639.1 million. All of the shares were sold pursuant to our registration statement on Form S-1, as amended (File No. 333-201321), that was declared effective by the SEC on February 11, 2015. Goldman, Sachs & Co., Morgan Stanley & Co. LLC, and Citigroup Global Markets Inc. acted as joint book-running managers for the IPO and as representatives of the underwriters. The principal purposes of our IPO were to create a public market for our Class A common stock and thereby enable future access to the public equity markets by us and our stockholders, and obtain additional capital. On September 1, 2015, we used approximately $126.2 million of the net proceeds from the IPO to complete the acquisition of Avalere Health, Inc. On October 1, 2016, we committed $120.0 million as partial consideration for our acquisition of Creehan. (See “Note 3—Business Combinations” of the notes to our audited consolidated financial statements included elsewhere within this Annual Report on Form 10-K for more information). Through December 31, 2017, in aggregate, we have used approximately $200.0 million of the net proceeds from the IPO to repurchase outstanding shares of Class A common stock under our share repurchase program. We used the remaining net proceeds to us from our IPO to fund a portion of the cash used to acquire ABILITY on April 2, 2018.
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

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except share and per share information)
Consolidated Statement of Operations Data:
Revenue	$527,676	$449,358	$427,588	$437,271	$361,540
(Loss) Income from operations	(2,585)	33,789	37,634	116,456	110,061
Net (loss) income	(39,164)	34,818	27,104	66,063	65,352
Net (loss) income attributable to common stockholders	(39,164)	33,828	26,943	66,014	65,352
Basic net (loss) income per share	$(0.27)	$0.24	$0.18	$0.45	$0.50
Diluted net (loss) income per share	$(0.27)	$0.24	$0.18	$0.45	$0.49

	December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$115,591	$208,944	$127,683	$114,034	$162,567
Short-term investments	7,000	267,288	445,315	614,130	—
Accounts receivable, net of allowances	104,405	90,054	85,591	81,305	43,938
Working capital	130,817	466,628	601,720	776,477	168,217
Property, equipment and capitalized software, net	141,758	125,768	76,420	65,031	50,962
Goodwill	956,029	184,932	184,557	137,733	62,269
Total assets	1,921,415	995,078	1,053,344	1,112,877	342,569
Long-term debt and capital lease obligations	953,441	203,359	236,465	266,546	281,418
Total liabilities	1,238,826	352,306	369,767	373,721	350,791
Total stockholders’ equity (deficit)	682,589	642,772	683,577	739,156	(8,222)
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
Overview
We are a leading technology company providing cloud-based platforms empowering data-driven healthcare. Through the Inovalon ONE® Platform, Inovalon brings to the marketplace a national-scale capability to interconnect with the healthcare ecosystem, aggregate and analyze data in real-time, and empower the application of resulting insights to drive meaningful impact at the point of care. Leveraging its platform, unparalleled proprietary data sets, and industry-leading subject matter expertise, Inovalon enables better care, efficiency, and financial performance across the healthcare ecosystem. From health plans and provider organizations, to pharmaceutical, medical device, and diagnostics companies, Inovalon’s unique achievement of value is delivered through the effective progression of “Turning Data into Insight, and Insight into Action®.” Supporting thousands of clients, including 24 of the top 25 U.S. health plans and 22 of the top 25 global pharma companies, Inovalon’s technology platforms and analytics are informed by data pertaining to more than 964,000 physicians, 519,000 clinical facilities, 264 million Americans, and 42 billion medical events.
2018 marked a bookend of a period of transformation in which the company experienced meaningful, positive inflection. A multitude of dynamics have been navigated with Inovalon emerging with recognized market differentiation and leadership, high-value cloud-based capabilities, meaningful operating leverage, and significant accelerating organic growth.
We generate the substantial majority of our revenue through the sale or subscription licensing of our platform solutions, as well as revenue from related arrangements for advisory, implementation, and support services.
Recent Developments
On April 2, 2018, the Company completed the acquisition of ABILITY, for aggregate consideration of $1.19 billion in cash and restricted shares of our Class A common stock. ABILITY is a leading cloud-based Software-as-a-service (“SaaS”) technology company helping to simplify the administrative and clinical complexities of healthcare. Through the myABILITY® software platform, an integrated set of cloud-based applications for providers, ABILITY provides core connectivity, administrative, clinical, and quality analysis, management, and performance improvement capabilities to more than 44,000 acute, post-acute and ambulatory point-of-care provider facilities. The extensive datasets, on-demand compute capability, advanced analytics, and broad healthcare ecosystem connectivity enabled by the Inovalon ONE® Platform are expected to provide a significant expansion of application offerings within the myABILITY® software platform while also expanding the nature and reach of high-value solutions for Inovalon’s existing payer, pharma, and device client-base. The combination of Inovalon and ABILITY created a vertically integrated cloud-based platform empowering the achievement of real-time, value-based care from payers, manufacturers, and diagnostics all the way to the patient’s point of care. See “Note 3—Business Combinations” in the notes to our audited consolidated financial statements included elsewhere within this Annual Report on Form 10-K for more information.

In connection with the ABILITY acquisition, on April 2, 2018, the Company entered into a credit agreement with a group of lenders and Morgan Stanley Senior Funding, Inc., as administrative agent, providing for: (i) a term loan B facility with the Company as borrower in a total principal amount of $980.0 million (the “2018 Term Facility”); and (ii) a revolving credit facility with the Company as borrower in a total principal amount of up to $100.0 million (the “2018 Revolving Facility” and, together with the 2018 Term Facility, the “2018 Credit Facilities”). The entire $980.0 million 2018 Term Facility was borrowed on April 2, 2018, and was used to pay off all of the Company’s existing debt obligations under its previous credit facilities as well as to provide the financing necessary to fund, in part, the cash consideration paid to acquire ABILITY. See “Note 10—Debt” in the notes to our audited consolidated financial statements included elsewhere within this Annual Report on Form 10-K for more information.
The Company adopted new accounting guidance on revenue from contracts with customers as of January 1, 2018 using the modified retrospective approach. Revenues for periods beginning after January 1, 2018 are presented under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605. See “Note 4—Revenue” in the notes to our audited consolidated financial statements included elsewhere within this Annual Report on Form 10-K for more information.
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

	Year Ended December 31,
	2018	2017	2016
	(in thousands, except percentages)
MORE[2] Registry® dataset metrics(1)
Unique patient count(2)	264,220	240,180	150,961
Medical event count(3)	42,898,600	37,813,583	13,345,220
Trailing 12 month PAM(1)(4)	48,099,042	42,156,422	26,401,946
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

	Year Ended December 31,
	2018	2017	2016
Investment in Innovation
Research and development(1)	$28,638	$27,383	$29,148
Capitalized software development(2)	38,253	34,789	21,994
Research and development infrastructure investments(3)	12,748	23,642	11,288
Total investment in innovation	$79,639	$85,814	$62,430
As a percentage of revenue
Research and development(1)	5%	6%	7%
Capitalized software development(2)	7%	8%	5%
Research and development infrastructure investments(3)	3%	5%	3%
Total investment in innovation	15%	19%	15%
_______________________________________

(1)	Research and development primarily includes employee costs related to the development and enhancement of our service offerings.

(2)	Capitalized software development includes capitalized costs incurred to develop and enhance functionality for our platform solutions.

(3)	Research and development infrastructure investments include strategic capital expenditures related to hardware and software platforms under development or enhancement.
Mix of Subscription-Based Platform Offerings and Legacy Solutions.    In 2018, we continued to execute an intentional transition in our offering portfolio from legacy platform solutions to subscription-based cloud-based platform offerings with add-on advisory services. Subscription-based cloud-based platform offerings are generally defined as modular, cloud-based solutions that utilize dynamic, high-speed cloud-based compute and storage, offer enhanced data visualization capabilities, and are tied to subscription-based contract structures where revenue is predominantly based on factors such as the number of patients under contract or similar relevant metrics (e.g., the number of prescriptions issued), the size of the client, and/or a specific period of time. Legacy platform solutions are generally defined as solutions historically not cloud-based in nature and not tied to subscription-based contract structures. We believe subscription-based cloud-based platform offerings provide more advanced capabilities, higher value, and greater visibility to clients, as well as improved visibility, market differentiation, and financial performance for us. Over time, we expect that subscription-based cloud-based platform offerings will continue to represent an increasing share of our total revenue, contributing to an increasing base of recurring revenue.
Additionally, through the ABILITY acquisition, we have expanded our subscription-based cloud-based platform offering revenues and we began to achieve revenue synergies realized through i) the infusion of Inovalon’s data and analytics into ABILITY’s existing offerings, ii) the combination of the Inovalon ONE® Platform and myABILITY® Platform capabilities to introduce new and more vertically integrated offerings which appeal to both organizations’ traditional market base, iii) the enhancement of Inovalon’s offerings from ABILITY’s provider point-of-care data, connectivity, and workflow presence, and iv) the leveraging of ABILITY’s sales channel, techniques and capacity.
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
We earn revenue primarily through the sale or subscription licensing of our platform solutions, as well as revenue from related arrangements for advisory, implementation, and support services.
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
Our business and operational models are designed to be highly scalable and leverage variable costs to support revenue generating activities. While we may grow our headcount over time to capitalize on our market opportunities, we believe our increased investment in automation, electronic health record integration capabilities, and economies of scale in our operating model, will position us to grow our platform solutions revenue at a greater rate than our cost of revenue.
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
General and Administrative
Our general and administrative expense consists primarily of employee-related expenses including salaries, benefits, discretionary incentive compensation, employment taxes, severance, and equity compensation costs, for employees who are responsible for management information systems, administration, human resources, finance, legal, and executive management. General and administrative expense also includes occupancy expenses (including rent, utilities, communications, and facilities maintenance), professional fees, consulting fees, insurance, travel, contingent consideration, transaction costs, integration costs, and other expenses. Our general and administrative expense excludes depreciation and amortization.
In the near term, we expect our general and administrative expense to continue to increase in absolute dollars to support business growth. Over the long term, we expect general and administrative expense to decrease as a percentage of revenue.

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
Interest Expense
Interest expense represents interest incurred on our credit facilities and related interest rate swaps.
We expect our interest expense to increase in connection with the debt commitment discussed in “Note 10—Debt” and to fluctuate in proportion to our outstanding principal balance under the 2018 Credit Facilities and the prevailing London Interbank Offer Rate (“LIBOR”) interest rate.
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
Our effective tax rate has decreased due to the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which was signed into law on December 22, 2017 and was effective January 1, 2018, and in the future may fluctuate due to the recognition of excess tax benefits and tax deficiencies associated with stock-based compensation transactions which are considered to be discrete items. Excluding discrete items impacting the effective tax rate, we expect our long-term tax rate to reflect the applicable statutory rates.

Results of Operations
The following tables set forth our consolidated statement of operations data for each of the periods presented (in thousands, except percentages):

	Year Ended December 31,			2018 to 2017 Change		2017 to 2016 Change
	2018	2017	2016	$	%	$	%
Revenue	$527,676	$449,358	$427,588	$78,318	17%	$21,770	5%
Expenses:
Cost of revenue(1)	144,826	151,046	159,169	(6,220)	(4)%	(8,123)	(5)%
Sales and marketing(1)	45,534	34,103	27,078	11,431	34%	7,025	26%
Research and development(1)	28,638	27,383	29,148	1,255	5%	(1,765)	(6)%
General and administrative(1)	205,038	149,948	137,275	55,090	37%	12,673	9%
Depreciation and amortization	96,725	53,089	37,284	43,636	82%	15,805	42%
Restructuring expense	9,500	—	—	9,500	*	—	*
Total operating expenses	530,261	415,569	389,954	114,692	28%	25,615	7%
(Loss) Income from operations	(2,585)	33,789	37,634	(36,374)	(108)%	(3,845)	(10)%
Other income and (expenses):
Interest income	2,181	5,429	5,792	(3,248)	(60)%	(363)	(6)%
Interest expense	(50,898)	(6,225)	(5,065)	(44,673)	718%	(1,160)	23%
Other (expense) income, net	(2,255)	(406)	538	(1,849)	*%	(944)	*%
(Loss) Income before taxes	(53,557)	32,587	38,899	(86,144)	(264)%	(6,312)	(16)%
(Benefit from) Provision for income taxes	(14,393)	(2,231)	11,795	(12,162)	545%	(14,026)	(119)%
Net (loss) income	$(39,164)	$34,818	$27,104	$(73,982)	(212)%	$7,714	28%
_______________________________________

(1) Includes stock-based compensation expense as follows:
Cost of revenue	$237	$1,652	$483	$(1,415)	(86)%	$1,169	242%
Sales and marketing	735	2,011	613	(1,276)	(63)%	1,398	228%
Research and development	1,937	1,293	1,184	644	50%	109	9%
General and administrative	13,253	12,362	7,774	891	7%	4,588	59%
Total stock-based compensation expense	$16,162	$17,318	$10,054	$(1,156)	(7)%	$7,264	72%
* Asterisk denotes not meaningful

The following table sets forth our consolidated statement of operations data for each of the periods presented as a percentage of revenue:

	Year Ended December 31,
	2018	2017	2016
Revenue	100%	100%	100%
Expenses:
Cost of revenue(1)	28%	34%	37%
Sales and marketing(1)	9%	8%	6%
Research and development(1)	5%	6%	7%
General and administrative(1)	39%	33%	32%
Depreciation and amortization	18%	12%	9%
Restructuring expense	2%	—%	—%
Total operating expenses	101%	93%	91%
(Loss) Income from operations	(1)%	7%	9%
Other income and (expenses):
Interest income	*%	1%	1%
Interest expense	(10)%	(1)%	(1)%
Other (expense) income, net	*%	*%	*%
(Loss) Income before taxes	(11)%	7%	9%
(Benefit from) Provision for income taxes	(3)%	(1)%	3%
Net (loss) income	(8)%	8%	6%
Years Ended December 31, 2018, 2017, and 2016
Revenue
2018 Compared with 2017.    Revenue for the year ended December 31, 2018 was $527.7 million, an increase of 17% compared with revenue of $449.4 million for the year ended December 31, 2017. This increase was primarily attributable to $121.2 million in revenue contributed by the acquired businesses of ABILITY and CCS, through the anniversary date of the acquisition, and $24.2 million in revenue contributed from new clients signed, which was partially offset by a decrease of $67.0 million in revenue from existing clients resulting from a combination of factors including decisions in 2017 by a limited number of clients to withdraw from ACA markets, the transition of client contracts to newer product offerings and more subscription-based agreements versus the year-ago period, and the conclusion of client contracts included in the year-ago period.
2017 Compared with 2016.    In 2017, Inovalon continued to execute on its transition from legacy enterprise solutions to subscription-based cloud-based platform offerings, with this portion of revenue contribution accounting for $295.3 million (or 66% of revenue), reflecting growth of 30% over 2016. Revenue for the year ended December 31, 2017 was $449.4 million, an increase of 5% compared with revenue of $427.6 million for the year ended December 31, 2016. This increase was primarily attributable to $35.3 million in revenue contributed by the acquired businesses of Creehan and CCS, through the anniversary date of the acquisition, and $14.5 million in revenue contributed from new clients signed, which was partially offset by a decrease of $28.0 million in revenue from existing clients resulting from a combination of factors including the transition of client contracts to newer product offerings and more subscription-based agreements versus the year-ago period, and the conclusion of client contracts included in the year-ago period.
Cost of Revenue
2018 Compared with 2017.    During the year ended December 31, 2018, cost of revenue decreased by $6.2 million, or 4%, compared with the year ended December 31, 2017. The decrease in cost of revenue was primarily attributable to a decrease in professional third-party costs of $13.8 million, a decrease of employee-related expenses of $10.4 million, and a decrease in stock-based compensation expense of $1.4 million, which was partially offset by the combined incremental cost of revenue of $20.0 million attributable to the acquired businesses of ABILITY and CCS, through the anniversary date of the acquisition. Cost of revenue as a percentage of revenue was 28% and 34% for the years ended December 31, 2018 and 2017, respectively.
2017 Compared with 2016.    During the year ended December 31, 2017, cost of revenue decreased by $8.1 million, or 5%, compared with the year ended December 31, 2016. The decrease in cost of revenue was primarily attributable to a decrease of employee-related expenses of $30.6 million driven by technology-enabled platform efficiency initiatives, which was partially offset by the combined incremental cost of revenue of $17.5 million attributable to the acquired businesses of Creehan and CCS, an increase in fulfillment of $2.3 million, an increase in professional third-party costs of $1.6 million, and an increase in stock-

based compensation expense of $1.2 million. Cost of revenue as a percentage of revenue was 34% and 37% for the years ended December 31, 2017 and 2016, respectively.
Sales and Marketing
2018 Compared with 2017.    During the year ended December 31, 2018, sales and marketing expenses increased by $11.4 million, or 34%, compared with the year ended December 31, 2017. The increase was primarily attributable to incremental sales and marketing expense of $14.8 million attributable to the acquired business of ABILITY, which was partially offset by a decrease in stock-based compensation expense of $1.2 million, and a decrease in employee-related expenses of $0.9 million. Sales and marketing as a percentage of revenue was 9% and 8% for the years ended December 31, 2018 and 2017, respectively.
2017 Compared with 2016.    During the year ended December 31, 2017, sales and marketing expenses increased by $7.0 million, or 26%, compared with the year ended December 31, 2016. The increase was primarily attributable to an increase in employee-related expenses of $4.9 million, which were driven by our investment to expand our sales organization and partner team to focus on adding new clients and capturing an increased amount of market opportunity, and an increase in stock-based compensation expense of $1.4 million. Sales and marketing as a percentage of revenue was 8% and 6% for the years ended December 31, 2017 and 2016, respectively.
Research and Development
2018 Compared with 2017.    During the year ended December 31, 2018, research and development expense increased by $1.3 million, or 5%, compared with the year ended December 31, 2017. The increase was primarily attributable to the incremental expense of $8.0 million attributable to the acquired businesses of ABILITY and CCS, through the anniversary date of the acquisition, an increased focus of development on the Inovalon ONE® Platform, resulting in an increase to capitalized software projects of $1.3 million, which was partially offset by a decrease in professional third-party costs of $4.9 million, and a decrease in employee-related expenses of $3.6 million.
2017 Compared with 2016.    During the year ended December 31, 2017, research and development expense decreased by $1.8 million, or 6%, compared with the year ended December 31, 2016. The decrease was primarily attributable to an increased focus of development on the Inovalon ONE® Platform, resulting in an increase to capitalized software projects of $6.8 million, which was partially offset by the incremental expense of $4.4 million attributable to the acquired businesses of Creehan and CCS, through the anniversary date of the acquisition.
General and Administrative
2018 Compared with 2017.    During the year ended December 31, 2018, general and administrative expenses increased by $55.1 million, or 37%, compared with the year ended December 31, 2017. The increase was primarily attributable to incremental expense of $30.4 million attributable to the acquired businesses of ABILITY and CCS, through the anniversary date of the acquisition, an increase of $12.5 million related to the fair value adjustment of contingent consideration, transaction and integration costs related to the acquisition of ABILITY of $6.6 million, and an increase in employee-related expenses of $4.1 million which includes an increase in severance expense related to restructuring initiatives. General and administrative expenses as a percentage of revenue was 39% and 33% for the years ended December 31, 2018 and 2017, respectively.
2017 Compared with 2016.    During the year ended December 31, 2017, general and administrative expenses increased by $12.7 million, or 9%, compared with the year ended December 31, 2016. The increase was primarily attributable to incremental expense of $18.5 million attributable to the acquired businesses of Creehan and CCS, through the anniversary date of the acquisition, an increase in professional third-party costs of $5.8 million, which includes a $3.1 million increase in legal expenses related to non-recurring litigation, and an increase of $4.6 million related to stock-based compensation expense. The increase in general and administrative expense was partially offset by a decrease of employee-related expenses of $10.2 million, and a decrease of $5.2 million related to the fair value adjustment of contingent consideration. General and administrative expenses as a percentage of revenue was 33% and 32% for the years ended December 31, 2017 and 2016, respectively.
Depreciation and Amortization
2018 Compared with 2017.    During the year ended December 31, 2018, depreciation and amortization expense increased by $43.6 million, or 82%, compared with the year ended December 31, 2017. The increase was primarily attributable to $28.7 million of amortization of acquired intangible assets, depreciation of software licenses and computers of $8.2 million, amortization of capitalized software of $5.0 million, and $1.7 million of depreciation of other assets related to the acquired businesses of ABILITY and CCS, through the anniversary date of the acquisition.
2017 Compared with 2016.    During the year ended December 31, 2017, depreciation and amortization expense increased by $15.8 million, or 42%, compared with the year ended December 31, 2016. The increase was primarily attributable to $6.0 million of amortization of acquired intangible assets, $4.2 million of incremental amortization of capitalized software, and

$0.7 million of depreciation of other assets related to the acquired businesses of Creehan, through the anniversary date of the acquisition, and CCS.
Interest Income
During the year ended December 31, 2018, interest income decreased by $3.2 million, compared with the year ended December 31, 2017. During the year ended December 31, 2017, interest income decreased by $0.4 million, compared with the year ended December 31, 2016. The decrease in our interest income was primarily attributable to a decrease in the balance of our available-for-sale short term investment portfolios as a result of the liquidation of certain investments to fund the ABILITY acquisition and resulted in a decrease in earnings derived from these investments.
Interest Expense
During the year ended December 31, 2018, interest expense increased by $44.7 million, compared with the year ended December 31, 2017. The increase in interest expense was primarily attributable to an increase in borrowings in connection with the 2018 Term Facility and an increase in expense related to the interest rate swaps entered into in connection with the 2018 Term Facility. During the year ended December 31, 2017, interest expense increased by $1.2 million, compared with the year ended December 31, 2016.
(Benefit from) Provision for Income Taxes
2018 Compared with 2017.    During the year ended December 31, 2018, benefit from income taxes increased by $12.2 million, or 545%, compared to the year ended December 31, 2017. Our effective tax rate for the year ended December 31, 2018 was approximately 27%, as compared to approximately (7)% for the year ended December 31, 2017, which included a one-time tax benefit of approximately $15.5 million, resulting in a benefit from income tax. The increase in our benefit from income taxes is primarily attributable to the Tax Act which included a change in the U.S. corporate income tax rate to 21%, and the effect of current year state tax law changes and nondeductible items such as acquisition costs which resulted in an increase to the effective tax rate.
2017 Compared with 2016.    During the year ended December 31, 2017, provision for income taxes decreased by $14.0 million, or 119%, compared to the year ended December 31, 2016. Our effective tax rate for the year ended December 31, 2017 was approximately (7)%, resulting in a benefit from income tax, as compared to approximately 30% for the year ended December 31, 2016. The decrease in our provision for income taxes is primarily due to a tax benefit of approximately $15.5 million recognized as a result of the Tax Act which was signed into law on December 22, 2017 and is effective January 1, 2018. This tax benefit represents what we believe is a reasonable estimate of the impact of the income tax effects of the Tax Act in our consolidated statement of operations as of December 31, 2017.
Quarterly Financial Information
The following tables show a summary of the Company’s quarterly financial information for each of the four quarters of 2018 and 2017 (in thousands, except per share amounts):

	2018
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenue	$136,314	$145,809	$152,798	$92,755
Gross profit	$100,416	$109,387	$113,783	$59,264
Net loss	$(11,020)	$(844)	$(10,466)	$(16,834)
Net loss attributable to common stockholders	$(11,020)	$(844)	$(10,466)	$(16,272)
Basic net loss per share(1)	$(0.07)	$(0.01)	$(0.07)	$(0.12)
Diluted net loss per share(1)	$(0.07)	$(0.01)	$(0.07)	$(0.12)

	2017
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenue	$114,619	$115,855	$110,578	$108,306
Gross profit	$77,487	$77,424	$73,380	$70,021
Net income	$17,449	$8,241	$5,486	$3,642
Net income attributable to common stockholders	$16,864	$7,968	$5,338	$3,569
Basic net income per share(1)	$0.12	$0.06	$0.04	$0.02
Diluted net income per share(1)	$0.12	$0.06	$0.04	$0.02
_______________________________________

(1)
Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

Liquidity and Capital Resources
The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	Year Ended December 31,
	2018	2017	2016
Consolidated Statements of Cash Flows Data:
Net income	$(39,164)	$34,818	$27,104
Net cash provided by operating activities	$90,401	$97,706	$92,830
Net cash (used in) provided by investing activities	$(889,354)	$106,559	$39,799
Net cash provided by (used in) financing activities	$705,600	$(123,004)	$(118,980)
Sources of Liquidity
Our principal sources of liquidity have been cash generated by operating activities, proceeds from our initial public offering (the balance of which was expended in connection with the ABILITY acquisition) and proceeds from our 2018 Credit Facilities. Our cash generated from such means has been sufficient to fund our growth, including our capital expenditures. As of December 31, 2018, our cash, cash equivalents and short-term investments totaled $122.6 million, of which $7.0 million represented short-term, available-for-sale, investment grade, domestic debt-securities, compared to $476.2 million of cash, cash equivalents, and short-term investments as of December 31, 2017, of which $267.3 million represented short-term, available-for-sale, investment grade, domestic debt-securities. All cash held by us is domiciled in the United States.
We believe our current cash, cash equivalents, and short-term investments balance, expected cash generated by operating activities and availability of cash under our 2018 Credit Facilities (including $99.0 million under the 2018 Revolving Facility and a letter of credit of $1.0 million as of December 31, 2018) are sufficient to fund our operations, finance our strategic initiatives, and fund our investment in innovation and new service offerings, for the foreseeable future. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our 2018 Credit Facilities.
Debt
On September 19, 2014, we entered into a Credit and Guaranty Agreement with a group of lenders and Goldman Sachs Bank USA, as administrative agent, providing for a senior unsecured term loan facility in the original principal amount of $300.0 million (the “2014 Term Loan Facility”) and a senior unsecured revolving credit facility in the maximum principal amount of $100.0 million (the “2014 Revolving Credit Facility” and, together with the Term Loan Facility, the “2014 Credit Facilities”).
On April 2, 2018, we paid in full all existing debt obligations under the 2014 Credit Facilities and terminated all commitments to extend further credit thereunder. On April 2, 2018, we entered into the 2018 Credit Facilities. As of December 31, 2018, the Company had $100.0 million available to us consisting of $99.0 million under the 2018 Revolving Facility and a letter of credit of $1.0 million.
As of December 31, 2018, we had outstanding indebtedness under the 2018 Term Loan Facility and capital lease obligations of $949.3 million and $16.8 million, respectively. No amounts were outstanding under the 2018 Revolving Credit Facility as of December 31, 2018. The obligations under the 2018 Facilities are guaranteed by our domestic, wholly owned subsidiaries. The 2018 Term Facility has a seven year term and is an amortizing facility with quarterly principal payments and monthly interest payments. The 2014 Term Loan Facility had a five year term and was an amortizing facility with quarterly principal payments and monthly interest payments. Scheduled principal payments totaling $238.7 million and scheduled interest payments totaling $43.6 million were paid during the year ended December 31, 2018. As of December 31, 2018, we were in compliance with the covenants under the 2018 Credit Agreement.
See “Note 10—Debt” in the Notes to our audited consolidated financial statements, included elsewhere in this Annual Report on Form 10-K for additional information.
Cash Flows
Operating Cash Flow Activities
Cash provided by operating activities consisted of net income adjusted for certain non-cash items, including depreciation and amortization, stock-based compensation, and deferred income taxes, as well as the effect of changes in working capital and other activities.
2018 Compared with 2017.    Cash provided by operating activities during the year ended December 31, 2018 was $90.4 million, representing a decrease in cash inflow of $7.3 million compared with the year ended December 31, 2017. Cash provided by operating activities was driven by the exclusion of non-cash expenses totaling $118.4 million, which includes depreciation and amortization of $96.7 million, an increase in the fair value adjustment of contingent consideration of $7.2 million, and non-cash restructuring expenses of $7.1 million, partially offset by net loss of approximately $39.2 million.
2017 Compared with 2016.    Cash provided by operating activities during the year ended December 31, 2017 was $97.7 million, representing an increase in cash inflow of $4.9 million compared with the year ended December 31, 2016. Cash provided by operating activities was driven by net income of $34.8 million, as adjusted for the exclusion of non-cash expenses totaling $59.5 million, and $3.4 million related to the effect of changes in working capital and other balance sheet accounts.
Investing Cash Flow Activities
We make investments in innovation, including research and development expense, capital software development costs, and research and development infrastructure investments, on a recurring basis. We expect our investment in innovation to increase in the foreseeable future to support our continued growth and new service offerings.
2018 Compared with 2017.    Cash used in investing activities during the year ended December 31, 2018 was $889.4 million compared with cash provided by investing activities of $106.6 million during the year ended December 31, 2017. Cash used in investing activities was primarily due to the acquisition of ABILITY, net of cash acquired of $1.1 billion and investments in property and equipment and capitalized software of $65.0 million, which was partially offset by proceeds generated from sales and maturities of available-for-sale securities of $258.4 million.
2017 Compared with 2016.    Cash provided by investing activities during the year ended December 31, 2017 was $106.6 million compared with approximately $39.8 million during the year ended December 31, 2016. Cash provided by investing activities was primarily due to proceeds generated from maturities of available-for-sale securities of $174.4 million, partially offset by $65.5 million of investments in property and equipment and capitalized software.
Financing Cash Flow Activities
2018 Compared with 2017.    Cash provided by financing activities during the year ended December 31, 2018 was $705.6 million, compared with cash used in financing activities of $123.0 million during the year ended December 31, 2017. Cash provided by financing activities during the year ended December 31, 2018 was primarily due to proceeds from the 2018 Term Facility of $965.3 million, which was partially offset by $236.3 million for the repayment of 2014 Credit Facility borrowings and the payment of debt issuance costs of $18.3 million.
2017 Compared with 2016.     Cash used in financing activities during the year ended December 31, 2017 was $123.0 million, compared with $119.0 million during the year ended December 31, 2016. The cash used in financing activities during the year ended December 31, 2017 was primarily due to $93.6 million related to share repurchases and $30.0 million for the repayment of Credit Facility borrowings.
Off Balance Sheet Arrangements
We do not have any off-balance sheet arrangements and did not have any such arrangements during the years ended December 31, 2018, 2017, and 2016.
Contractual Obligations
Our principal commitments consist of obligations under our 2018 Term Loan Facility, purchase obligations, our operating leases for equipment, office space, and co-located data center facilities and our capital leases. See “Note 10—Debt,” and “Note 11—Commitment and Contingencies,” of the notes to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

The following table summarizes our future payments in cash, excluding the effects of time value, on contractual obligations by period as of December 31, 2018 (in thousands).

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Credit facilities	$977,550	$9,800	$19,600	$19,600	$928,550
Purchase obligation	1,997	688	1,198	111	—
Capital lease obligations	16,832	2,976	3,834	1,916	8,106
Operating lease obligations	48,930	11,250	12,957	9,124	15,599
Total	$1,045,309	$24,714	$37,589	$30,751	$952,255
We have cash interest requirements due on the 2018 Credit Facilities, payable at variable rates, that are not included in the table above.
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
Our significant accounting policies are described in “Note 2—Summary of Significant Accounting Policies,” of the notes to our audited consolidated financial statements, included elsewhere in this Annual Report on Form 10-K. The following are the accounting policies that we believe involve a greater degree of judgment and complexity and are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.
Revenue Recognition
We generate the substantial majority of our revenue through the sale or subscription licensing of our platform solutions, as well as revenue from related arrangements for advisory, implementation, and support services. Revenue is recognized when performance obligations under the terms of a contract are satisfied through the transfer of control of these solutions and services to our customers.
Our platform solutions revenue is predominantly based on the number of clients, the number of patients or similar relevant metrics (e.g., the number of prescriptions issued), the size of the client, the number of analytical services contracted for by a client and the contractually negotiated price of such services. Additionally, revenue is based on the number of identified and/or resolved gaps in care, quality, utilization, compliance, and/or other gaps resulting from our analytical services at a contractually negotiated transactional price for each identified and/or resolved gap. The majority of our platform solutions contracts contain a series of separately identifiable and distinct services that represent performance obligations that are satisfied over time. We allocate revenue to our platform solutions by determining the standalone selling price of each performance obligation. The determination of standalone selling price for each performance obligation is determined based on the terms of the contract and can require judgment. Generally, the best estimate of standalone selling price is consistent with the contractual arrangement fee for each element. Revenue is generally recognized on our platform offerings over the contract term. For these contracts, we have determined that we will use the practical expedient under ASC 606-10-55-18 to recognize revenue when we have the right to invoice. We qualify for this practical expedient because the right to invoice corresponds directly with the value transferred to the customer.
We also generate revenue from advisory, implementation, and support services. We primarily enter into arrangements for advisory services under fixed-price, time and materials, or retainer-based contracts. Revenues under fixed-price and retainer-based contracts are recognized ratably over the contract period or upon contract completion. Revenue for time and material contracts is recognized based upon contractually agreed upon billing rates applied to direct labor hours expended plus the costs of other items used in the performance of the contract. We recognize revenue when we have the right to invoice the customer using the allowable practical expedient under ASC 606-10-55-18 since the right to invoice the customer corresponds with the performance obligations completed.
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables, and deferred revenue. Invoices to clients are generated in accordance with the terms of the applicable contract, which may not be directly related to the performance of services. Unbilled receivables are invoiced when the achievement of specific events as defined by each contract occurs. Unbilled receivables are classified as accounts receivable on the consolidated balance sheet. Advanced billings to clients in excess of revenue earned are recorded as deferred revenue until the aforementioned revenue recognition criteria are met.
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
We recognize stock-based compensation expense using the straight-line basis over the requisite service period of the applicable award, which is generally three to five years. Stock-based compensation expense for RSAs with performance conditions is recorded ratably over their vesting period or using a graded vest method, depending on the specific terms of the award and achievement of the specified performance conditions. We record adjustments related to forfeitures as they occur.
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
As a result of the Tax Act, we revalued our ending net deferred tax liabilities at December 31, 2017 and recognized a $15.5 million tax benefit in the Company’s consolidated statement of operations for the year ended December 31, 2017. Refer to “Note 16—Income Taxes,” of the notes to our audited consolidated financial statements, included elsewhere in this Annual Report on Form 10-K.
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
Historically, the annual goodwill impairment assessment was performed as of December 31st. During 2018, we changed the date of the goodwill impairment assessment to November 1st for the year ended December 31, 2018 and thereafter. We believe this change in our measurement date does not represent a material change in method of applying the accounting principal as the new and old assessment dates are close in proximity and fall within the same quarter and the change does not produce different results as similar valuation assumptions are used and the carrying values are stable. The change in the date of our goodwill impairment analysis will allow for more time to prepare and review the valuations for each reporting unit and lessen the accounting and valuation resource constraints during year-end reporting.
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
The Company performs the goodwill impairment testing annually as of November1st, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Significant judgment in testing goodwill for impairment includes assigning assets and liabilities to the reporting unit and assessing or determining the fair value of each reporting unit based on the Company’s best estimates and assumptions, as well as other information including valuations that utilize customary valuation procedures and techniques. The Company tests its goodwill for impairment at the reporting unit level which is one level below the operating segment and has identified four reporting units: Inovalon, ABILITY, Avalere and Creehan.
During 2017, the Company performed a qualitative assessment for the Inovalon and ABILITY reporting units and concluded that they were not impaired. Qualitative factors that were considered include, but were not limited to, macroeconomic conditions, industry and market conditions, company specific events, changes in circumstances, after tax cash flows and market capitalization. As it relates to ABILITY, the Company also considered proximity of and factors impacting the valuation on April 2, 2018 and changes that may have occurred since the valuation date.
The Company elected to bypass the qualitative assessment and performed a quantitative assessment for its Avalere and Creehan reporting units and concluded that these reporting units were not impaired. The Company employed a combined valuation approach that included the income approach using the discounted cash flow method, the market approach using the guideline public company method and the merger and acquisition method to value the reporting units. Critical estimates in determining the fair value of the reporting units include, but are not limited to, historical and projected customer retention rates, anticipated growth in revenue and earnings, and expected future cash outflows. Based on the Company’s annual impairment evaluation performed as of December 31, 2018, the Company concluded that there was no impairment of goodwill.
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

Business Combinations
Business combinations, which may include purchased intangible assets, are accounted for at estimated fair value on the date of acquisition. Acquisition costs are expensed as incurred and recorded in general and administrative expenses. Measurement period adjustments relate to information that we should have known at the time of acquisition and these adjustments and any other changes to purchase accounting are recorded as an adjustment to goodwill. After the measurement period is closed, (not to exceed one year following the acquisition date) any purchase accounting adjustments are recorded in earnings in the current period.
Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and utilizes data such as discounted cash flow analysis and valuations derived from customary valuation procedures and techniques. Management’s best estimates and assumptions are employed in determining the acquisition date fair value including the timing and amounts of future cash inflows and outflows, discount rates, market prices and asset lives. Judgments made in the determination of the estimated fair value assigned to the assets acquired and liabilities assumed, as well as future business and economic conditions, could materially impact the financial statements in periods after the acquisition through impairment of goodwill or intangible assets, and acceleration of the amortization period of the purchased intangible assets.
Recently Issued Accounting Standards
Recently issued accounting standards and their expected impact, if any, are discussed in “Note 2—Summary of Significant Accounting Policies,” of the notes to our consolidated financial statements, included elsewhere within this Annual Report on Form 10-K.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
Market risk includes risks that arise from changes in interest rates, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is related to changes in interest rates on our variable rate debt.
Variable Rate Debt Risk.    Our variable rate debt includes our 2018 Term Loan Facility and our 2018 Revolving Credit Facility. As of December 31, 2018, we had $977.6 million of outstanding principal indebtedness under our 2018 Term Loan Facility at an effective interest rate of 5.9%. As a result, if market interest rates were to increase by 1.0%, or 100 basis points, interest expense would decrease future earnings and cash flows, net of estimated tax benefits, by approximately $6.6 million annually, assuming that we do not enter into contractual hedging arrangements. As of December 31, 2018, there was no balance outstanding on the 2018 Revolving Credit Facility.
To mitigate the risk of a rise in interest rates, we entered into four interest rate swap transactions during the second quarter of 2018, which mature in March 2025, fixing the LIBOR component of the interest on a total of $700.0 million of our 2018 Term Facility at a weighted average rate of 2.8%. While we have and may continue to enter into agreements intending to limit our exposure to higher interest rates, any such agreements may not completely offset the risks of interest rate volatility or other risks inherent to interest rate swap transactions.
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
Item 9.    Changes and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that, as of December 31, 2018, our disclosure controls and procedures were designed at a reasonable assurance level to ensure that material information relating to Inovalon Holdings, Inc., including its consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and that our disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting
Our management, with the participation of our CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in “Internal Control—Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, which excluded the integration of our acquisition of Butler Group Holdings, Inc., management has concluded that our internal control over financial reporting was effective as of December 31, 2018.
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
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.    Other Information.
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this Item 10 will be included in the 2019 Proxy Statement and is incorporated herein by reference.
Item 11.    Executive Compensation.
The information required by this Item 11 will be included in the 2019 Proxy Statement and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 will be included in the 2019 Proxy Statement and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions and Director Independence.
The information required by this Item 13 will be included in the 2019 Proxy Statement and is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services.
The information required by this Item 14 will be included in the 2019 Proxy Statement and is incorporated herein by reference.

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
2.1
Agreement and Plan of Merger by and among Inovalon Holdings, Inc., New Heights Merger Corporation, Butler Group Holdings, Inc. and Shareholder Representative Services LLC, dated March 6, 2018. (Incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed March 7, 2018).

3.1	Second Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A dated February 6, 2015).

3.2	Second Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A dated February 6, 2015).

3.3	Amendment to Second Amended and Restated Bylaws of Inovalon Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 7, 2019).

10.1	Form of Indemnification Agreement. (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 dated December 30, 2014).

10.2
Inovalon, Inc. Amended and Restated Long-term Incentive Plan (as amended on October 7, 2010), as assumed by Inovalon Holdings, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 dated December 30, 2014).

10.3
Form of Stock Option Agreement under the Amended and Restated Long- term Incentive Plan (as amended on October 7, 2010), as assumed by Inovalon Holdings, Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 dated December 30, 2014).

10.4
Form of Restricted Stock Units Agreement under the Amended and Restated Long-term Incentive Plan (as amended on October 7, 2010), as assumed by Inovalon Holdings, Inc. (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 dated December 30, 2014).

10.5	2015 Omnibus Incentive Plan. (Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1/A dated January 29, 2015).

10.6	Form of Stock Option Award under the 2015 Omnibus Incentive Plan. (Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A dated January 29, 2015).

10.7	Form of Restricted Stock Award under the 2015 Omnibus Incentive Plan. (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1/A dated January 29, 2015).

10.8	Form of Restricted Stock Unit Award under the 2015 Omnibus Incentive Plan. (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1/A dated January 29, 2015).

10.9
Form of Stock Option Award under the 2015 Omnibus Incentive Plan (Section 16 Grantees). (Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1/A dated January 29, 2015).

10.10
Form of Restricted Stock Award under the 2015 Omnibus Incentive Plan (Section 16 Grantees). (Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1/A dated January 29, 2015).

10.11
Form of Restricted Stock Unit Award under the 2015 Omnibus Incentive Plan (Section 16 Grantees). (Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1/A dated January 29, 2015).

10.12	Form of Long-Term Incentive Restricted Stock Bonus Award. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 4, 2017).

10.13	Form of Non-Employee Director’s Restricted Stock Unit Deferral Election Form. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 3, 2017).

10.14
Form of Restricted Stock Unit Award under the 2015 Omnibus Incentive Plan (Non-Employee Directors). (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 3, 2017).

10.15	Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1/A dated January 29, 2015).

Exhibit Number	Description of Document
10.16
Shareholders Voting Agreement, dated as of September 15, 2008, by and among Inovalon Holdings, Inc. and those persons identified on Exhibit A thereto. (Incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 dated December 30, 2014).

10.17	Debt Commitment Letter with Morgan Stanley Senior Funding, Inc., dated March 6, 2018. (Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed March 7, 2018).

10.18
Second Amended and Restated Stockholders Rights Agreement, dated as of September 15, 2014, by and among Inovalon Holdings, Inc. and certain of its stockholders. (Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1/A dated January 29, 2015).

10.19
Amended and Restated Employment Agreement, dated December 3, 2014, by and between Inovalon, Inc. and Dr. Keith R. Dunleavy. (Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1/A dated January 29, 2015).

10.20
Amended and Restated Employment Agreement, dated December 3, 2014, by and between Inovalon, Inc. and Robert A. Wychulis. (Incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1/A dated January 29, 2015).

10.21
Credit Agreement dated as of April 2, 2018 among Inovalon Holdings, Inc., Morgan Stanley Senior Funding Inc., as Administrative Agent, and the other lenders party thereto (incorporated by reference to the Company’s Current Report on Form 8-K, filed April 2, 2018).

10.22
Guarantee and Collateral Agreement with Morgan Stanley Senior Funding, Inc., as Collateral Agent for the secured parties thereto, and the Subsidiary Guarantors dated April 2, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K, filed April 2, 2018).

10.23	Agreement for Consulting Services with Mark A. Pulido, dated March 29, 2018. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2018).

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a- 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a- 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
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

Date:	February 20, 2019	INOVALON HOLDINGS, INC.
		By:	/s/ KEITH R. DUNLEAVY, M.D.
Keith R. Dunleavy, M.D
Chief Executive Officer & Chairman
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KEITH R. DUNLEAVY, M.D.	Chief Executive Officer & Chairman (principal executive officer)	February 20, 2019
Keith R. Dunleavy, M.D.

/s/ JONATHAN R. BOLDT	Chief Financial Officer (principal financial officer & principal accounting officer)	February 20, 2019
Jonathan R. Boldt

/s/ DENISE K. FLETCHER	Director	February 20, 2019
Denise K. Fletcher

/s/ WILLIAM D. GREEN	Director	February 20, 2019
William D. Green

Director
André S. Hoffmann

Director
Isaac S. Kohane

/s/ MARK A. PULIDO	Director	February 20, 2019
Mark A. Pulido

/s/ LEE D. ROBERTS	Director	February 20, 2019
Lee D. Roberts

/s/ WILLIAM J. TEUBER	Director	February 20, 2019
William J. Teuber

INOVALON HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Inovalon Holdings, Inc.
Bowie, MD

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Inovalon Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, consolidated statements of comprehensive (loss) income, consolidated statements of stockholders’ equity, and the consolidated statements of cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2019, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ DELOITTE & TOUCHE LLP
Baltimore, Maryland
February 20, 2019

We have served as the Company’s auditor since 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Inovalon Holdings, Inc.
Bowie, MD

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Inovalon Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018 of the Company and our report dated February 20, 2019, expressed an unqualified opinion on those financial statements.
As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Butler Group Holdings, Inc. which was acquired on April 2nd, 2018 and whose financial statements constitute 60% of total assets and 22% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2018. Accordingly, our audit did not include the internal control over financial reporting at Butler Group Holdings, Inc.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ DELOITTE & TOUCHE LLP
Baltimore, Maryland
February 20, 2019

Inovalon Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except share amounts)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$115,591	$208,944
Short-term investments	7,000	267,288
Accounts receivable (net of allowances of $3,350 and $2,038 at December 31, 2018 and 2017, respectively)	104,405	90,054
Prepaid expenses and other current assets	34,801	10,441
Income tax receivable	10,330	11,987
Total current assets	272,127	588,714
Non-current assets:
Property, equipment and capitalized software, net	141,758	125,768
Goodwill	956,029	184,932
Intangible assets, net	535,343	89,326
Other assets	16,158	6,338
Total assets	$1,921,415	$995,078
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$31,295	$34,109
Accrued compensation	25,298	18,592
Other current liabilities	50,765	15,277
Deferred revenue	20,628	6,954
Deferred rent	619	1,818
Credit facilities	9,800	45,000
Capital lease obligation	2,905	336
Total current liabilities	141,310	122,086
Non-current liabilities:
Credit facilities, less current portion	939,514	191,250
Capital lease obligation, less current portion	13,927	12,109
Deferred rent, less current portion	3,186	219
Other liabilities	30,220	—
Deferred income taxes	110,669	26,642
Total liabilities	1,238,826	352,306
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.000005 par value, 900,000,000 shares authorized, zero shares issued and outstanding at each of December 31, 2018 and 2017, respectively	—	—
Class A common stock, $0.000005 par value, 750,000,000 shares authorized; 86,679,575 shares issued and 72,059,400 shares outstanding at December 31, 2018; 77,588,018 shares issued and 62,967,843 shares outstanding at December 31, 2017	—	—
Class B common stock, $0.000005 par value, 150,000,000 shares authorized; 80,608,685 shares issued and outstanding at December 31, 2018; 80,957,495 shares issued and outstanding at December 31, 2017	1	1
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, zero shares issued and outstanding at December 31, 2018 and 2017, respectively	—	—
Additional paid-in-capital	618,674	534,159
Retained earnings	270,471	308,905
Treasury stock, at cost, 14,620,175 shares at December 31, 2018 and 2017	(199,817)	(199,817)
Other comprehensive loss, net of tax	(6,740)	(476)
Total stockholders’ equity	682,589	642,772
Total liabilities and stockholders’ equity	$1,921,415	$995,078
See notes to consolidated financial statements.

Inovalon Holdings, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Revenue	$527,676	$449,358	$427,588
Expenses:
Cost of revenue(1)	144,826	151,046	159,169
Sales and marketing(1)	45,534	34,103	27,078
Research and development(1)	28,638	27,383	29,148
General and administrative(1)	205,038	149,948	137,275
Depreciation and amortization	96,725	53,089	37,284
Restructuring expense	9,500	—	—
Total operating expenses	530,261	415,569	389,954
(Loss) Income from operations	(2,585)	33,789	37,634
Other income and (expenses):
Interest income	2,181	5,429	5,792
Interest expense	(50,898)	(6,225)	(5,065)
Other (expense) income, net	(2,255)	(406)	538
(Loss) Income before taxes	(53,557)	32,587	38,899
(Benefit from) Provision for income taxes	(14,393)	(2,231)	11,795
Net (loss) income	$(39,164)	$34,818	$27,104
Net (loss) income attributable to common stockholders, basic and diluted	$(39,164)	$33,828	$26,943
Net (loss) income per share attributable to common stockholders, basic and diluted:
Basic net (loss) income per share	$(0.27)	$0.24	$0.18
Diluted net (loss) income per share	$(0.27)	$0.24	$0.18
Weighted average shares of common stock outstanding:
Basic	145,389	142,225	150,048
Diluted	145,389	142,737	150,955
_______________________________________

(1) Includes stock-based compensation expense as follows:
Cost of revenue	$237	$1,652	$483
Sales and marketing	735	2,011	613
Research and development	1,937	1,293	1,184
General and administrative	13,253	12,362	7,774
Total stock-based compensation expense	$16,162	$17,318	$10,054
See notes to consolidated financial statements.

Inovalon Holdings, Inc.
Consolidated Statements of Comprehensive (Loss) Income
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Net (loss) income	$(39,164)	$34,818	$27,104
Other comprehensive income (loss):
Realized losses on cash flow hedges reclassified from accumulated other comprehensive income, net of tax of $(956), $0 and $0, respectively	2,022	—	—
Net change in unrealized losses on cash flow hedges, net of tax of $4,156, $0 and $0, respectively	(8,751)	—	—
Realized losses (gains) on short-term investments reclassified from accumulated other comprehensive income, net of tax of $(319), $0 and $4, respectively	716	—	(6)
Net change in unrealized (losses) and gains on available-for-sale investments, net of tax of $69, $(94) and $(682), respectively	(149)	104	1,008
Reclassification of income tax effects of the Tax Cuts and Jobs Act of 2017	(102)	—	—
Comprehensive (loss) income	$(45,428)	$34,922	$28,106
See notes to consolidated financial statements.

Inovalon Holdings, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)

	Issued Class A Common Stock		Issued Class B Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance—January 1, 2016	53,482,669	$—	98,230,363	$1	—	$—	$493,197	$247,540	$(1,582)	$739,156
Adjustment to adopt ASU 2016-09	—	—	—	—	—	—	757	(557)	—	200
Repurchase of common stock	—	—	—	—	(7,508,985)	(106,231)	—	—	—	(106,231)
Stock-based compensation expense	—	—	—	—	—	—	9,914	—	—	9,914
Issuance of common stock related to business combination	651,355	—	—	—	—	—	7,764	—	—	7,764
Exercise of stock options	660,156	—	158,753	—	—	—	6,200	—	—	6,200
Conversion Class B to Class A common stock	15,085,488	—	(15,085,488)	—	—	—	—	—	—	—
Issuance of shares for Employee Stock Purchase Plan	—	—	—	—	—	—	(34)		—	(34)
Issuance of shares related to restricted stock units and awards	2,453,593	—	—	—	—	—	—	—	—	—
Shares withheld for employee taxes upon conversion of restricted stock	(61,963)	—	—	—	—	—	(1,498)	—	—	(1,498)
Other comprehensive loss	—	—	—	—	—	—	—	—	1,002	1,002
Net income	—	—	—	—	—	—	—	27,104	—	27,104
Balance—December 31, 2016	72,271,298	$—	83,303,628	$1	(7,508,985)	$(106,231)	$516,300	$274,087	$(580)	$683,577
Repurchase of common stock	—	—	—	—	(7,111,190)	(93,586)	—	—	—	(93,586)
Stock-based compensation expense	—	—	—	—	—	—	17,164	—	—	17,164
Exercise of stock options	654,035	—	6,833	—	—	—	4,967	—	—	4,967
Conversion Class B to Class A common stock	2,352,966	—	(2,352,966)	—	—	—	—	—	—	—
Issuance of shares related to restricted stock units and awards	2,546,426	—	—	—	—	—	—	—	—	—
Shares withheld for employee taxes upon conversion of restricted stock	(236,707)	—	—	—	—	—	(4,272)	—	—	(4,272)
Other comprehensive loss	—	—	—	—	—	—	—	—	104	104
Net income	—	—	—	—	—	—	—	34,818	—	34,818
Balance—December 31, 2017	77,588,018	$—	80,957,495	$1	(14,620,175)	$(199,817)	$534,159	$308,905	$(476)	$642,772
Stock-based compensation expense	—	—	—	—	—	—	16,044	—	—	16,044
Issuance of common stock related to business combination	7,598,731	—	—	—	—	—	70,000	—	—	70,000
Exercise of stock options	258,921	—	—	—	—	—	1,834	—	—	1,834
Conversion Class B to Class A common stock	348,810	—	(348,810)	—	—	—	—	—	—	—
Issuance of shares related to restricted stock units and awards	1,168,541	—	—	—	—	—	—	—	—	—
Shares withheld for employee taxes upon conversion of restricted stock	(283,446)	—	—	—	—	—	(3,363)	—	—	(3,363)
Other comprehensive loss	—	—	—	—	—	—	—	—	(6,264)	(6,264)
Adjustment to retained earnings for adoption of ASC 606	—	—	—	—	—	—	—	628	—	628
Adjustment to retained earnings for adoption of ASU 2018-02	—	—	—	—	—	—	—	102	—	102
Net (loss)	—	—	—	—	—	—	—	(39,164)	—	(39,164)
Balance—December 31, 2018	86,679,575	$—	80,608,685	$1	(14,620,175)	$(199,817)	$618,674	$270,471	$(6,740)	$682,589
See notes to consolidated financial statements.

Inovalon Holdings, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net (loss) income	$(39,164)	$34,818	$27,104
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	16,162	17,318	10,054
Depreciation	52,742	37,853	28,078
Amortization of intangibles	43,983	15,236	9,206
Amortization of premiums on short-term investments	289	1,958	3,163
Amortization of debt issuance costs and debt discount	3,138	—	—
Deferred income taxes	(12,495)	(6,665)	(1,740)
Restructuring expense, non-cash	7,075	—	—
Change in fair value of contingent consideration	7,212	(5,200)	706
Bargain purchase gain	—	(1,434)	—
Other	332	406	(332)
Changes in assets and liabilities:
Accounts receivable	3,280	(977)	4,683
Prepaid expenses and other current assets	(20,002)	3,346	(6,198)
Income taxes receivable	2,208	3,293	3,639
Other assets	(4,209)	(3,355)	4,071
Accounts payable and accrued expenses	(6,007)	8,252	(3,463)
Accrued compensation	9,292	3,030	243
Other current and non-current liabilities	17,672	(5,373)	10,479
Deferred rent	2,219	(440)	(770)
Deferred revenue	6,674	(4,360)	3,907
Net cash provided by operating activities	90,401	97,706	92,830
Cash flows from investing activities:
Maturities of short-term investments	96,588	174,416	300,524
Sales of short-term investments	161,772	1,175	31,549
Purchases of short-term investments	—	—	(164,737)
Purchases of property and equipment	(25,505)	(32,565)	(19,360)
Investment in capitalized software	(39,469)	(32,977)	(19,668)
Acquisition, net of cash acquired of $23,850, $1,535 and $861, respectively	(1,082,740)	(3,490)	(88,509)
Net cash (used in) provided by investing activities	(889,354)	106,559	39,799
Cash flows from financing activities:
Repurchase of common stock	—	(93,586)	(106,231)
Proceeds from credit facility borrowings, net of discount	965,300	—	—
Repayment of credit facility borrowings	(238,700)	(30,000)	(15,000)
Payments for debt issuance costs	(18,269)	—	—
Acquisition-related contingent consideration	—	—	(2,300)
Proceeds from exercise of stock options	1,833	4,967	6,165
Capital lease obligations paid	(1,201)	(113)	(116)
Tax payments for equity award issuances	(3,363)	(4,272)	(1,498)
Net cash provided by (used in) financing activities	705,600	(123,004)	(118,980)
(Decrease) Increase in cash and cash equivalents	(93,353)	81,261	13,649
Cash and cash equivalents, beginning of period	208,944	127,683	114,034
Cash and cash equivalents, end of period	$115,591	$208,944	$127,683
Supplemental cash flow disclosure:
Cash (received) paid during the year for:
Income taxes, net of refunds	$(4,136)	$962	$11,117
Interest	43,573	5,972	4,835
Non-cash investing activities:
Capital lease obligations incurred	5,677	12,231	—
Accruals of purchases of property, equipment	12,097	7,924	816
Accruals for investment in capitalized software	1,495	2,711	913
Acquisition consideration	84,156	—	—
See notes to consolidated financial statements.

Inovalon Holdings, Inc.
Notes to Consolidated Financial Statements
1. NATURE OF OPERATIONS
Inovalon Holdings, Inc., (the “Company”), is a leading technology company providing cloud-based platforms empowering data-driven healthcare. Through the Inovalon ONE® Platform, Inovalon brings to the marketplace a national-scale capability to interconnect with the healthcare ecosystem, aggregate and analyze data in real-time, and empower the application of resulting insights to drive meaningful impact at the point of care. Leveraging its platform, unparalleled proprietary data sets, and industry-leading subject matter expertise, Inovalon enables better care, efficiency, and financial performance across the healthcare ecosystem. From health plans and provider organizations, to pharmaceutical, medical device, and diagnostics companies, Inovalon’s unique achievement of value is delivered through the effective progression of “Turning Data into Insight, and Insight into Action®.”
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation—The accompanying consolidated financial statements include the accounts of Inovalon Holdings, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Basis of Presentation and Use of Estimates—These consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”). The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. Certain prior period amounts have been reclassified within the consolidated statements of operations and within the operating section of the consolidated statements of cash flows to conform with current period presentation. Such reclassifications had no impact on net income or net cash provided by operating activities as previously reported.
Significant estimates made by management include, but are not limited to: revenue recognition; accounts receivable allowances; fair value of intangibles and goodwill; fair value of contingent consideration; depreciable lives of property, equipment and capitalized software; and useful lives of intangible assets. Actual results could differ from management’s estimates, and such differences could be material to the Company’s consolidated financial position and results of operations.
Cash and Cash Equivalents—Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less at the time of purchase, and demand deposits with financial institutions.
Short-term investments—Short-term investments consists of investment grade debt securities. The Company classifies short-term investments as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All short-term investments are recorded at estimated fair value. Unrealized gains and losses for available-for-sale securities are included in accumulated other comprehensive loss, a component of stockholders’ equity. The Company evaluates its investments to assess whether those with unrealized loss positions are other than temporarily impaired. Impairments are considered to be other-than-temporary if they are related to deterioration in credit risk, if it is more likely than not that the Company will be required to sell or intends to sell the securities before the recovery of their cost basis. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported as components of other income and (expenses), in the consolidated statements of operations. Interest, amortization of premiums, and accretion of discount on short-term investments classified as available for sale are included as a component of interest income, in the consolidated statements of operations. There were no other-than-temporary impairments during 2018.
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

Inovalon Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue from a significant client, representing 10% or more of total revenue for the respective periods, is summarized as follows:

	Year Ended December 31,
	2018	2017	2016
Client A	*	12%	17%
_______________________________________
*Less than 10%
The Company did not have accounts receivable from a significant client, representing 10% or more of total accounts receivable as of December 31, 2018 and December 31, 2017, respectively.
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
The carrying amounts of accounts receivable, other current assets, accounts payable, and accrued liabilities approximate fair value due to their short-term nature. The Company’s Credit Facilities (as defined in “Note 10—Debt”) approximate fair value because of their floating rate structure.
Interest Rate Swaps—The Company uses interest rate swaps to mitigate the risk of a rise in interest rates. The Company applies ASC 815, Derivatives and Hedging and the interest rate swaps are recorded on the balance sheet at fair value as either assets or liabilities and any changes to the fair value are recorded through accumulated other comprehensive income and reclassified into interest expense in the same period in which the hedged transaction is recognized in earnings. Cash flows from interest rate swaps are reported in the same category as the cash flows from the items being hedged.

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
Intangible Assets—Intangible assets consist of acquired technology, including developed and core technology, databases, trade names, and customer relationships. Intangible assets are initially recorded at fair value and amortized on a straight line basis over their estimated useful lives. Acquired intangible assets are being amortized over the following periods:

Useful Life
Technology	3 - 13 years
Trademark and trade names	3 - 17 years
Database	10 years
Customer relationships	8 - 15.75 years
Non-compete agreements	Contractual term
In-process research and development	Indefinite
At least annually, or whenever events or changes in circumstances indicate a revision to the useful life, the Company reviews the remaining useful lives of its definite-lived intangible assets. On an annual basis, the Company reviews its indefinite-lived in process research and development for impairment until the research and development is completed or abandoned. There were no impairment charges on indefinite-lived intangible assets for the years ended December 31, 2018 and 2017.
Goodwill—Goodwill represents the excess of acquisition costs over the fair value of tangible net assets and identifiable intangible assets of businesses acquired. Goodwill is not amortized and is subject to impairment testing annually, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable.
Historically, the annual goodwill impairment assessment was performed as of December 31st. During 2018, the Company changed the date of the goodwill impairment assessment to November 1st for the year ended December 31, 2018 and thereafter. The Company believes this change in the Company’s measurement date does not represent a material change in method of

Inovalon Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

applying the accounting principal as the new and old assessment dates are close in proximity and fall within the same quarter. Additionally, the change does not produce different results as similar valuation assumptions are used and the carrying values are stable. The change in the date of the Company’s goodwill impairment analysis will allow for more time to perform the analysis and prepare the valuations for certain reporting units.
Impairment is the condition that exists when the carrying amount of a reporting unit exceeds its fair value. If the fair value of the reporting unit exceeds the carrying value of the reporting unit, goodwill is not impaired. If the carrying value of the reporting unit exceeds the fair value of the reporting unit, then the Company will record an impairment loss in the amount equal to the difference between the fair value and the carrying value.
Significant judgment in testing goodwill for impairment includes assigning assets and liabilities to the reporting unit and assessing or determining the fair value of each reporting unit based on the Company’s best estimates and assumptions, as well as other information including valuations that utilize customary valuation procedures and techniques. The Company tests its goodwill for impairment at the reporting unit level which is one level below the operating segment and has identified four reporting units: Inovalon, ABILITY, Avalere and Creehan. Based on the Company’s annual impairment evaluation performed as of November 1, 2018, the Company concluded that there was no impairment of goodwill. Refer to “Note 9—Goodwill and Intangible Assets” for a summary of changes in goodwill.
Valuation of Long-Lived Assets—The Company reviews long-lived assets for events or changes in circumstances that would indicate potential impairment. If the Company determines that an asset may not be recoverable, an impairment charge is recorded. There were no impairment charges on long-lived assets for the years ended December 31, 2018, and 2017.
Revenue Recognition—The Company generates a substantial majority of its revenue through the sale or subscription licensing of its platform solutions, as well as revenue from related arrangements for advisory, implementation, and support services.
The Company recognizes revenue when performance obligations under the terms of a contract are satisfied. A performance obligation is a contractual promise to transfer a distinct good or service to the customer. This occurs when the control of the product or service is transferred to the customer.
The majority of the Company’s platform solutions contracts contain a series of separately identifiable and distinct services that represent performance obligations that are satisfied over time. The Company allocates revenue to platform services by determining the standalone selling price of each performance obligation. The determination of standalone selling price for each performance obligation is determined based on the terms of the contract and can require judgment. Generally, the best estimate of standalone selling price is consistent with the contractual arrangement fee for each element. Revenue is generally recognized on platform offerings over the contract term. For these contracts, the Company has determined that it will use the practical expedient under ASC 606-10-55-18 to recognize revenue when it has the right to invoice. The Company qualifies for this practical expedient because the right to invoice corresponds directly with the value transferred to the customer.
The Company also generates revenue from advisory, implementation, and support services. The Company primarily enters into arrangements for advisory services under fixed-price, time and materials, or retainer-based contracts. Revenues under fixed-price and retainer-based contracts are recognized ratably over the contract period or upon contract completion. Revenue for time and material contracts is recognized based upon contractually agreed upon billing rates applied to direct labor hours expended plus the costs of other items used in the performance of the contract. The Company recognizes revenue when the Company has the right to invoice the customer using the allowable practical expedient under ASC 606-10-55-18 since the right to invoice the customer corresponds with the performance obligations completed.
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
Segments—The Company operates its business as one operating segment. The Company provides cloud-based platforms under a shared infrastructure and provides related services to its clients in order to achieve meaningful insight and improvement in clinical and quality outcomes, utilization, and financial performance. The Company derives substantially all of its revenue from the sale or subscription licensing of its platform solutions, as well as revenue from related arrangements for advisory, implementation, and support services of one group of similar product offerings—proprietary datasets, core connectivity, advanced integration technologies, sophisticated predictive analytics, and deep subject matter expertise that enable the Company to provide seamless, end-to-end platforms that bring the benefits of big data and large-scale analytics to clients. Operating segments are defined as components of an enterprise for which separate financial information is available and is evaluated regularly by the Company’s chief operating decision maker (“CODM”), in deciding how to allocate resources and in assessing performance. In the process of allocating resources and assessing performance, the Company’s CODM, its chief executive officer, reviews financial information presented on a consolidated basis.
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
Valuation allowances are established, when necessary, to reduce deferred tax assets when it is more likely than not that a portion or all of a given deferred tax asset will not be realized. In accordance with ASC 740, income tax expense includes (i) deferred tax expense, which represents the net change in the deferred tax asset or liability balance during the period and any change in valuation allowances and (ii) current tax expense, which represents the amount of tax currently payable to or receivable from a taxing authority and amounts accrued for expected tax contingencies (including both tax and interest). ASC 740 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those positions to be recognized in the financial statements. The Company continually reviews tax laws, regulations and related guidance in order to properly record any uncertain tax liability positions. The Company adjusts these reserves in light of changing facts and circumstances. As a result of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which was signed into law on December 22, 2017 and was effective January 1, 2018, the Company remeasured the ending deferred tax assets to reflect the decrease in the federal corporate tax rate resulting in a tax benefit. Refer to “Note 16—Income Taxes.”
Stock-Based Compensation—All stock-based awards, including employee stock option grants, restricted stock unit (“RSU”) grants, and restricted stock award (“RSA”) grants, are recorded at fair value as of the grant date in accordance with ASC 718, Compensation—Stock Compensation, and recognized in the statement of operations over the service period of the applicable award using the straight-line method or using a graded vest schedule for RSAs with a performance condition and ratable vest terms.
The Company determines the fair value of its stock option awards on the date of grant, using the Black-Scholes option pricing model. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates.
The Company measures RSUs and RSAs that vest upon satisfaction of a service condition, a performance condition, or a liquidity condition, if such conditions are applicable, based on the fair market values of the underlying common stock on the dates of grant. RSUs are share awards that, upon vesting, will deliver to the holder shares of the Company’s common stock. Compensation expense is recognized based upon the satisfaction of the requisite service, liquidity condition as of that date, and/or the probability

Inovalon Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

of achievement of the specified performance conditions following the straight-line method or using a graded vest method, depending on the specific terms of the award.
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
Recently Adopted Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers and subsequent clarifying guidance (“ASU 2014-09”). The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted this standard on January 1, 2018 using the modified retrospective approach. Refer to “Note 4—Revenue.”
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
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). The update amends the current hedge accounting model and eliminates the requirement to separately measure and report hedge ineffectiveness. This guidance also requires, for qualifying hedges, the entire change in the fair value of a hedging instrument to be presented in the same income statement line item as the hedged item. The update also eases documentation and assessment requirements, modifies certain disclosure requirements, and modifies the method of accounting for components excluded from the assessment of hedge effectiveness. The Company adopted the requirements of the new standard in the second quarter of 2018 concurrent with entering into four interest rate swaps. Refer to “Note 7—Fair Value Measurements.”
In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The guidance is effective for all public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. This guidance allows for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from Tax Act. Early adoption is permitted in any interim period or fiscal year before the effective date. The Company early adopted the requirements of the new standard in the first quarter of 2018, and elected to reclassify the income tax effects of the Tax Act of $0.1 million from other comprehensive income to retained earnings. Refer to the consolidated statements of comprehensive (loss) income.
Recently Issued Accounting Standards
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) and, in July 2018, issued subsequent clarifying guidance (collectively, “ASU 2016-02”). ASU 2016-02 requires the recognition of lease assets and lease liabilities on the balance sheet and enhanced disclosure about leasing arrangements. The lease asset represents a right of use asset and the lease liability represents the obligation to make lease payments. This guidance is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company has finalized its portfolio of leases to determine the impact that will be recorded to the balance sheet, reviewed applicable lease agreements, and is in the process of implementing changes to our processes and internal controls. The standard initially required the use of a modified-retrospective method. In July 2018, the FASB issued updated guidance which allows for an additional transition method which requires that the cumulative effect of applying the new standard is recognized as an adjustment to the opening retained earnings balance. The Company adopted the

Inovalon Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

new standard effective January 1, 2019 using the additional transition approach and has elected all applicable practical expedients under ASC 842-10-65-1. The Company is finalizing the calculation of the financial statement impact and currently expects the right of use asset to be in the approximate range of $34 million and $35 million and currently expects the lease liability to be in the approximate range of $36 million and $37 million. The adjustment to retained earnings is currently expected to be in the approximate range of $0.5 million to $1.5 million. The Company will provide additional disclosures as required by the new standard in the first quarter of 2019.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent clarifying guidance (“ASU 2016-13”). ASU 2016-13 replaces the current incurred loss impairment method with a methodology that reflects the amortized cost basis net of expected credit losses that are calculated based on certain relevant information. The standard also amends the credit loss guidance for available-for-sale debt securities and requires the measurement and recognition of an expected allowance for credit losses for financial assets held at amortized cost. This guidance is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is in the process of evaluating the timing and impact of adoption on the consolidated financial statements and notes disclosures.
In June 2018, the FASB issued ASU 2018-07, Compensation–Stock Compensation (Topic 718). ASU 2018-07 expands the scope of ASC 718, Compensation–Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting, to include share-based payment transactions for acquired goods and services from non-employees. This update includes changing the accounting for non-employee stock-based compensation as it relates to the award measurement date, the fair value measurement of the awards, and forfeitures, among other changes to align the accounting with ASC 718. This guidance is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company adopted the new standard effective January 1, 2019 and expects no material impact on its consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework–Changes to the Requirements for Fair Value Measurement. This update changes the fair value measurement disclosure requirements of ASC 820. The standard consists of removals, modifications, and additions to the existing disclosure requirements. This guidance is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is in the process of evaluating the timing and impact of adoption on the notes disclosures.
In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This update aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard requires that an entity in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. This guidance is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is in the process of evaluating the timing and impact of adoption on the consolidated financial statements and notes disclosures.
In October 2018, the FASB issued ASU 2018-17, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes in response to the potential transition away from the London Interbank Offer Rate (“LIBOR”). This update permits the use of the Overnight Index Swap (“OIS”) Rate based on the Secured Overnight Financing Rate (“SOFR”) as a U.S. benchmark interest rate for hedge accounting purposes under ASC Topic 815. For public companies that have adopted ASU 2017-12, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company adopted the guidance under ASU 2017-12 which applies to interest rate swap agreements that fix the LIBOR component on our 2018 Credit Facility. The Company will apply the requirements of the new standard on a prospective basis beginning January 1, 2019 for any new or redesignated hedging agreements. Refer to “Note 7—Fair Value Measurements.”
3. BUSINESS COMBINATIONS
2018 Acquisition
ABILITY Network, Inc.
On April 2, 2018, the Company completed the acquisition (the “ABILITY Acquisition”) of Butler Group Holdings, Inc., a Delaware corporation, and its wholly-owned subsidiaries, including, without limitation, ABILITY Network Inc., a Delaware corporation (“ABILITY”), for aggregate consideration of $1.19 billion in cash and restricted shares of our Class A common stock (the “Purchase Price”).

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

Inovalon Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

3. BUSINESS COMBINATIONS (Continued)

The preliminary estimates of fair value represent the Company’s best preliminary estimates and preliminary valuations. The following table summarizes the net assets acquired and liabilities assumed (in thousands):

Preliminary Fair Value
Cash and cash equivalents	$23,850
Accounts receivable	16,739
Income tax receivable	551
Prepaid expenses and other current assets	3,025
Property and equipment	3,095
Goodwill(1)(2)	771,097
Intangible assets(1)	490,000
Other assets	1,252
Accounts payable and accrued expenses	(6,863)
Deferred revenue	(7,000)
Other current liabilities	(507)
Other liabilities	(5,291)
Deferred tax liabilities(2)	(99,202)
Total consideration transferred	$1,190,746
______________________________________

(1)
The Company allocated a portion of the goodwill associated with the ABILITY Acquisition to the Inovalon reporting unit based on expected revenue synergies. As a result, the fair value of the customer relationships intangible asset was adjusted by $23.0 million during the third quarter of 2018.

(2)
The Company recognized a net purchase accounting adjustment of $1.6 million resulting in a decrease to goodwill. This adjustment was driven by a $7.2 million decrease to deferred tax liabilities primarily attributable to the tax impact related to the reduction to the fair value of the customer relationships intangible assets, which was partially offset by a $5.0 million increase in deferred tax liabilities related to tax basis goodwill and provision-to-tax adjustments from ABILITY’s 2017 tax return filings and an adjustment of $0.6 million to the shareholder payable attributable to the ABILITY Acquisition.

The amounts attributed to identified intangible assets are summarized in the table below (in thousands):

	Estimated Useful Life	Preliminary Fair Value	Measurement Period Adjustments	Adjusted Preliminary Fair Value
Customer relationships	13 years	$408,000	$(23,000)	$385,000
Technology	13 years	86,000	—	86,000
Tradenames	17 years	19,000	—	19,000
Total intangible assets		$513,000	$(23,000)	$490,000
Acquisition-related costs were expensed as incurred. For the twelve months ended December 31, 2018, the Company incurred acquisition-related costs of $6.5 million. Acquisition-related costs are recognized within “General and administrative” expenses in the accompanying consolidated statements of operations.
The following table presents revenue and loss before taxes of ABILITY since the acquisition date, April 2, 2018, included in the consolidated statements of operations (in thousands):

Total
Revenue	$113,578
Loss before taxes	$(3,902)
The following pro forma financial information is based on Inovalon’s and ABILITY’s historical consolidated financial statements as adjusted to give effect to pro forma events that are (1) directly attributable to the ABILITY Acquisition, (2) factually

Inovalon Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

3. BUSINESS COMBINATIONS (Continued)

supportable, and (3) with respect to the unaudited pro forma condensed combined statements of operations, expected to have a continuing impact on the combined results. The pro forma adjustments include, but are not limited to: (i) amortization of acquired intangible assets, (ii) net increase to interest expense resulting from the extinguishment of the 2014 Credit Facilities and historical ABILITY debt, borrowings under the 2018 Term Facility and the amortization of related debt issuance costs, and (iii) elimination of non-recurring acquisition and integration-related expenses. The following pro forma financial information is unaudited and gives effect to the transactions as if they had occurred on January 1, 2017 (in thousands):

	Year ended December 31,
	2018	2017
Revenue	$565,040	$589,197
Loss before taxes	$(56,016)	$(5,554)
The unaudited pro forma revenue and loss before taxes was prepared for informational purposes only based on estimates and assumptions that the Company believes to be reasonable and is not necessarily indicative of the results of operations that would have occurred if the ABILITY Acquisition had been completed on the date indicated nor of the future financial position or results of operations following completion of the ABILITY Acquisition.
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
Creehan Holding Co., Inc.
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

Year Ended December 31,
2016
Pro forma revenue	$453,613
Pro forma income before taxes	$44,203
The pro forma information provided in the table above is not necessarily indicative of the consolidated results of operations for future periods or the results that actually would have been realized had the acquisition been completed at the beginning of the periods presented.
4. REVENUE
The Company adopted ASU 2014-09 as of January 1, 2018 using the modified retrospective approach. Revenues for periods beginning after January 1, 2018 are presented under ASC 606, Revenue from Contracts with Customers, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605. The Company recorded a cumulative effect net adjustment to increase retained earnings by $0.6 million as of January 1, 2018. The impact as a result of adopting ASC 606 was an increase of $0.7 million in revenue and an increase of $0.4 million in expense resulting from deferred commissions for the year ended December 31, 2018.
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
On April 2, 2018, concurrent with the ABILITY Acquisition (as defined in “Note 3—Business Combinations”), the Company was required to comply with ASC 606 and adopted ASU 2014-09 with respect to ABILITY. There was no material impact on the consolidated financial statements as a result of adopting ASU 2014-09.

Inovalon Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

4. REVENUE (Continued)

The Company primarily derives its revenues through the sale or subscription licensing of its platform solutions and services. The following table disaggregates revenue by offering (in thousands):

	Year Ended December 31,
	2018	2017(1)
Platform solutions(2)	$466,544	$382,778
Services(3)	61,132	66,580
Total revenue	$527,676	$449,358
______________________________________

(1)	Prior period amounts have not been adjusted under the modified retrospective method.

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
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables, and deferred revenue. Invoices to clients are generated in accordance with the terms of the applicable contract, which may not be directly related to the performance of services. Unbilled receivables are invoiced when the achievement of specific events as defined by each contract occurs. The Company had an unbilled receivables balance of $20.5 million and $14.1 million as of December 31, 2018 and December 31, 2017, respectively. The increase in the unbilled receivables balance was primarily driven by the timing of new contract signings, the timing of billings, and $2.3 million related to the acquisition of ABILITY. Refer to “Note 3—Business Combinations.” Unbilled receivables are classified as accounts receivable on the consolidated balance sheet. Advanced billings to clients in excess of revenue earned are recorded as deferred revenue until the aforementioned revenue recognition criteria are met.
The Company had deferred commissions of $5.7 million as of December 31, 2018 and no deferred commissions as of December 31, 2017. The change in deferred commissions was primarily driven by $4.9 million related to the acquisition of ABILITY.
The Company had a deferred revenue balance of $20.6 million and $7.0 million as of December 31, 2018 and December 31, 2017, respectively. The change in the deferred revenue balance was primarily driven by $9.5 million related to the acquisition of

Inovalon Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

4. REVENUE (Continued)

ABILITY. Revenue recognized during the year ended December 31, 2018 that was included in the deferred revenue balance at the beginning of the year, or as of the acquisition date as it relates to ABILITY, was $11.2 million.
5. NET (LOSS) INCOME PER SHARE
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
Basic net (loss) income per share of common stock is computed by dividing the net (loss) income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. All participating securities are excluded from the basic weighted-average shares of common stock outstanding. Unvested RSAs are excluded from the calculation of the weighted-average shares of common stock until vesting occurs, as the restricted shares are subject to forfeiture and cancellation until vested. For purposes of the diluted net income per share attributable to common stockholders calculation, unvested shares of common stock resulting from RSAs are considered to be potentially dilutive shares of common stock.
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

Inovalon Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

5. NET (LOSS) INCOME PER SHARE (Continued)

The numerators and denominators of the basic and diluted EPS computations, reconciliations of the weighted average shares outstanding, and resulting basic and diluted earnings per share for our common stock are calculated as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2018	2017	2016
Basic
Numerator:
Net (loss) income	$(39,164)	$34,818	$27,104
Undistributed earnings allocated to participating securities	—	(990)	(161)
Net (loss) income attributable to common stockholders—basic	$(39,164)	$33,828	$26,943
Denominator:
Weighted average shares used in computing net (loss) income per share attributable to common stockholders—basic	145,389	142,225	150,048
Net (loss) income per share attributable to common stockholders—basic	$(0.27)	$0.24	$0.18
Diluted
Numerator:
Net income attributable to common stockholders—diluted	$(39,164)	$33,828	$26,943
Denominator:
Number of shares used for basic EPS computation	145,389	142,225	150,048
Effect of dilutive securities	—	512	907
Weighted average shares used in computing net income per share attributable to common stockholders—diluted	145,389	142,737	150,955
Net income per share attributable to common stockholders—diluted	$(0.27)	$0.24	$0.18
The computation of diluted EPS does not include certain awards, on a weighted average basis, for the years ended December 31, 2018, 2017, and 2016, respectively, because their inclusion would have an anti-dilutive effect on EPS. The awards excluded because of their anti-dilutive effect are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Awards excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive	89	88	44
6. SHORT-TERM INVESTMENTS
As of December 31, 2018, short-term investments consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Corporate notes and bonds	$7,018	$—	$(18)	$7,000
Total available-for-sale securities	$7,018	$—	$(18)	$7,000

Inovalon Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
6. SHORT-TERM INVESTMENTS (Continued)

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
The following table summarizes the estimated fair value of our short-term investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of the dates shown (in thousands):

	December 31,
	2018	2017
Due in one year or less	$7,000	$204,725
Due after one year through two years	—	62,563
Total	$7,000	$267,288
The Company has certain available-for-sale securities in a gross unrealized loss position. The Company reviews its debt securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial position and near-term prospects of the issuer and the Company’s intent to sell, or whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s amortized-cost basis. If the Company determines that an other-than-temporary decline exists, or if write downs related to credit losses are necessary, in one of these securities, the unrealized losses attributable to the respective investment would be reclassified to realized losses on short-term investments within the statement of operations. There were no impairments considered other-than-temporary as of December 31, 2018.
The following table shows the fair values and the gross unrealized losses of available-for-sale securities that were in a gross unrealized loss position, as of December 31, 2018, aggregated by investment category (in thousands):

	Estimated Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$7,000	$(18)
7. FAIR VALUE MEASUREMENTS
The following table presents the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market funds	$34,064	$—	$—	$34,064
Short-term investments:
Corporate notes and bonds	—	7,000	—	7,000
Other current liabilities:
Interest rate swaps	—	(1,778)	—	(1,778)
Contingent consideration	—	—	(15,182)	(15,182)
Other liabilities
Interest rate swaps	—	(8,151)	—	(8,151)
Contingent consideration	—	—	(16,642)	(16,642)
Total	$34,064	$(2,929)	$(31,824)	$(689)

Inovalon Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

7. FAIR VALUE MEASUREMENTS (Continued)

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
The following table presents our financial instruments measured at fair value using unobservable inputs (Level 3) as of the years ended December 31 (in thousands):

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	2018	2017
Balance, beginning of period	$(7,400)	$(12,600)
Fair value adjustment(1)	(6,159)	5,200
Accretion expense (recognized in general and administrative expenses)	(1,053)	—
Contingent consideration attributable to and assumed from ABILITY Acquisition	(17,212)	—
Total	$(31,824)	$(7,400)
______________________________________

(1)
The Company recognized an adjustment of $5.6 million in general and administrative expenses related to the change in fair value of contingent consideration, and an adjustment of $0.6 million recognized in goodwill, which was a purchase accounting adjustment attributable to the ABILITY Acquisition.

2018 Credit Facilities
The Company records debt on the balance sheet at carrying value. The estimated fair value of the Company’s debt is determined based on Level 2 inputs including current market rates for similar types of borrowings. The following table presents the carrying value and fair value of the Company’s debt (including the current portion thereof) as of December 31, 2018 (in thousands):

December 31, 2018
Carrying amount	$949,314
Fair value	$922,021
Interest Rate Swaps
In connection with the 2018 Credit Agreement, the Company entered into four interest rate swaps during the second quarter of 2018, each of which mature in March 2025, to mitigate the risk of a rise in interest rates. These interest rate swaps mitigate the exposure on the variable component of interest on the Company’s 2018 Credit Facility. The interest rate swaps fix the LIBOR rate component of interest on $700.0 million of the 2018 Term Facility at a weighted average rate of approximately 2.8%. See “Note

Inovalon Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

7. FAIR VALUE MEASUREMENTS (Continued)

10—Debt” for additional information. These interest rate swaps are designated as cash flow hedges and are deemed highly effective under ASC 815, Derivatives and Hedging. The interest rate swaps are recorded on the balance sheet at fair value as either assets or liabilities and any changes to the fair value are recorded through accumulated other comprehensive income and reclassified into interest expense in the same period in which the hedged transaction is recognized in earnings. Cash flows from interest rate swaps are reported in the same category as the cash flows from the items being hedged.
The following table presents the fair value of interest rate swaps on the balance sheet as of December 31, 2018 (in thousands):

	Liability Derivative
	Balance Sheet Location	Fair Value
Interest rate swap contract	Other current liabilities	$(1,778)
Interest rate swap contract	Other liabilities	$(8,151)
The following table presents the location and amount of gains and losses on interest rate swaps included in other comprehensive income (“OCI”) and the statement of operations for the year ended December 31, 2018 (in thousands):

	Gain (Loss) recognized in OCI	Statement of Operations Location	(Gain) Loss reclassified from OCI
Interest rate swap contract	$(12,907)	Interest expense	$2,978
The net amount of accumulated other comprehensive income expected to be reclassified to interest expense in the next 12 months is $1.9 million.
8. PROPERTY, EQUIPMENT AND CAPITALIZED SOFTWARE
Property, equipment and capitalized software consisted of the following (in thousands):

	December 31,
	2018	2017
Office and computer equipment	$76,748	$55,840
Leasehold improvements	13,158	10,096
Purchased software	45,304	26,425
Capitalized software	128,356	114,569
Furniture and fixtures	6,412	4,670
Land	390	390
Buildings	14,028	14,028
Work in process	5,811	16,323
Total	290,207	242,341
Less: accumulated depreciation and amortization	(148,449)	(116,573)
Property, equipment and capitalized software, net	$141,758	$125,768
The Company purchases software licenses and office equipment under capital lease agreements, with bargain purchase options at the end of the lease term. The total net amount of purchased software licenses and office equipment included in property and equipment at December 31, 2018 and 2017 was $5.5 million and $0.6 million, respectively.
The Company leases certain office space under a lease agreement that was determined to be a capital lease. This capital lease is classified as buildings within property and equipment. The total net amount of the capital lease at December 31, 2018 and 2017 was $10.9 million and $12.0 million, respectively. There were no leases of office spaces that were determined to be capital leases in 2016.
Depreciation expense for the years ended December 31, 2018, 2017, and 2016 was $52.7 million, $37.9 million, and $28.1 million, respectively. Amortization of the capital leases included in depreciation expense was $1.4 million, $0.3 million, and $0.1 million, for the years ended December 31, 2018, 2017, and 2016, respectively. At December 31, 2018 and 2017, the Company had unamortized capitalized software costs, including costs classified as work in progress, of $57.8 million and $54.2 million, respectively.

Inovalon Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

8. PROPERTY, EQUIPMENT AND CAPITALIZED SOFTWARE (Continued)

At December 31, 2018 and 2017, work in process consisted primarily of purchased software licenses, computer equipment, and capitalized software, which was not placed into service.
9. GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill is primarily derived from the Company’s acquisitions of ABILITY in 2018, Creehan in 2016, Avalere in 2015, Catalyst Information Technologies, Inc. in 2009, and Medical Reliance Group, Inc. in 2006. Refer to “Note 2—Summary of Significant Accounting Policies” for a discussion of our accounting policy. Refer to “Note 3—Business Combinations” for further information regarding the goodwill that arose from the Company’s acquisitions of ABILITY during 2018 and Creehan during 2016.
The following table summarizes the activity related to the carrying value of our goodwill during the years ended December 31, 2018 and 2017 (in thousands):

Goodwill as of January 1, 2017	$184,557
Adjustments recorded in connection with the acquisition of Creehan(1)	375
Goodwill as of December 31, 2017	184,932
Goodwill recorded in connection with the acquisition of ABILITY	771,097
Goodwill as of December 31, 2018	$956,029
______________________________________

(1)
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

Intangible Assets
Intangible assets at December 31, 2018 and 2017 were as follows (in thousands):

	December 31, 2018
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (years)
Technology(1)	$116,177	$(28,882)	$87,295	11.7
Trademark and trade names	31,860	(6,415)	25,445	13.4
Database	6,500	(6,012)	488	0.7
Customer relationships	480,950	(58,835)	422,115	11.6
Non-compete agreements	820	(820)	—	0.0
Total	$636,307	$(100,964)	$535,343
______________________________________

(1)
Upon completion of the development process of our in-process R&D the Company performed an impairment assessment and determined there was no impairment. As such, $1.6 million of in-process R&D was reclassified to a definite-lived technology intangible asset upon being placed into service. The Company evaluated the useful life of the asset resulting from the R&D activities pursuant to ASC 350 and determined a useful life of 5.0 years was appropriate based on the period over which the asset is expected to contribute to future cash flows. The Company began amortizing the asset over the useful life on the date the asset was placed into service.

Inovalon Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

9. GOODWILL AND INTANGIBLE ASSETS (Continued)

	December 31, 2017
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (years)
Technology	$28,577	$(20,313)	$8,264	2.8
Trademark and tradenames	12,860	(3,580)	9,280	6.2
Database	6,500	(5,362)	1,138	1.8
Customer relationships	95,950	(27,088)	68,862	7.4
Non-compete agreements	820	(638)	182	0.7
In-Process R&D	1,600	—	1,600	Indefinite
Total	$146,307	$(56,981)	$89,326
Amortization expense for the years ended December 31, 2018, 2017, and 2016 was $44.0 million, $15.2 million, and $9.2 million, respectively.
Estimated future amortization expense of intangible assets, based upon the Company’s intangible assets at December 31, 2018, is as follows (in thousands):

Amount
Year ending December 31:
2019	$52,302
2020	50,821
2021	48,035
2022	48,035
2023	47,874
Thereafter	288,276
Total	$535,343
10. DEBT
On September 19, 2014, the Company entered into a Credit and Guaranty Agreement with a group of lenders and Goldman Sachs Bank USA, as administrative agent (the “2014 Credit Agreement”). The terms of the 2014 Credit Agreement provided for credit facilities in the aggregate maximum principal amount of $400.0 million, consisting of a senior unsecured term loan facility in the original principal amount of $300.0 million (the “2014 Term Loan Facility”), and a senior unsecured revolving credit facility in the maximum principal amount of $100.0 million (the “2014 Revolving Credit Facility” and, together with the 2014 Term Loan Facility, the “2014 Credit Facilities”). The 2014 Term Loan Facility had a five-year term and was an amortizing facility with principal payments quarterly and interest payments monthly.
On April 2, 2018, the Company paid in full all existing debt obligations under the 2014 Credit Agreement and terminated all commitments to extend further credit thereunder. On April 2, 2018, the Company entered into a credit agreement (the “2018 Credit Agreement”) with a group of lenders and Morgan Stanley Senior Funding, Inc. (“MSSF”), as administrative agent, providing for (i) a term loan B facility with the Company as borrower in a total principal amount of $980.0 million (the “2018 Term Facility”); and (ii) a revolving credit facility with the Company as borrower in a total principal amount of up to $100.0 million (the “2018 Revolving Facility” and, together with the 2018 Term Facility, the “2018 Credit Facilities”). The 2018 Revolving Facility will terminate on April 2, 2023 and the 2018 Term Facility will mature on April 2, 2025. The entire $980.0 million 2018 Term Facility was borrowed on April 2, 2018, and was used to pay off all of the Company’s existing debt obligations under the 2014 Credit Facilities as well as to provide the financing necessary to fund, in part, the cash consideration paid to acquire ABILITY. A loss on the early extinguishment of debt of $0.1 million was recognized during the year ended December 31, 2018 related to the write-off of unamortized deferred financing fees.
At the option of the Company, the loans outstanding under the 2018 Term Facility will bear interest either at: (i) Adjusted London Interbank Offer Rate (“LIBOR”) plus an applicable rate of 3.50% or (ii) the Alternate Base Rate (“ABR”) plus an applicable margin. The Company may elect interest periods of one, two, three or six months for Adjusted LIBOR borrowings. As set forth in the 2018 Credit Agreement, the ABR is the higher of: (i) the rate that MSSF as Administrative Agent announces from time to

Inovalon Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

10. DEBT (Continued)

time as its prime or base commercial lending rate, as in effect from time to time, (ii) the Federal Funds Effective Rate plus ½ of 1.0% and (iii) one-month Adjusted LIBOR plus 1.0%.
The Company is required to pay a commitment fee ranging from 0.25% to 0.375% per annum in respect of the daily average unused commitments under the 2018 Revolving Facility based on the Company’s senior secured net leverage ratio. As of December 31, 2018, the Company had $100.0 million available consisting of $99.0 million on the 2018 Revolving Facility and a letter of credit of $1.0 million.
The following table discloses the outstanding debt at each balance date as follows (in thousands):

	December 31, 2018	December 31, 2017
2018 Term Facility(1)	$949,314	$—
2014 Revolving Credit Facility	—	236,250
Total Credit Facilities	949,314	236,250
Less: current portion	9,800	45,000
Non-current Credit Facilities	$939,514	$191,250
______________________________________

(1)	The 2018 Term Facility is presented net of unamortized deferred financing fees and original issue discount (“OID”) of $28.2 million.
The Company incurred an OID of $14.7 million and deferred financing fees of $16.4 million related to the 2018 Term Facility, which are shown as a direct reduction to the face amount and amortized as interest expense, using the effective interest method, over the life of the 2018 Credit Agreement. The Company incurred $1.9 million in deferred financing fees related to the 2018 Revolving Facility, which is amortized as interest expense using the straight-line method. During the year ended December 31, 2018, the Company recognized $1.4 million in OID amortization expense related to the 2018 Term Facility. The Company recognized $1.5 million in deferred financing fees related to the 2018 Term Facility during the year ended December 31, 2018. The Company recognized $0.3 million in amortization expense related to the 2018 Revolving Facility during the year ended December 31, 2018.
The Company and its Restricted Subsidiaries (as defined in the 2018 Credit Agreement) are subject to certain affirmative and negative covenants under the 2018 Credit Agreement, and the 2018 Credit Agreement includes certain customary representations and warranties of the Company. As of December 31, 2018, the Company is in compliance with the covenants under the 2018 Credit Agreement.
Scheduled principal maturity of the 2018 Credit Facilities follows (in thousands):

Amount
2019	$9,800
2020	9,800
2021	9,800
2022	9,800
2023	9,800
Thereafter	928,550
Total scheduled maturities	977,550
Unamortized deferred financing fees and OID	(28,236)
Total Credit Facilities	$949,314
11. COMMITMENTS AND CONTINGENCIES
Operating Leases—The Company leases office space and co-located data center facilities under operating lease arrangements, some of which contain renewal options.

Inovalon Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

11. COMMITMENTS AND CONTINGENCIES (Continued)

Future non-cancellable lease payments as of December 31, 2018 are as follows (in thousands):

Amount
Year ending December 31,
2019	$11,250
2020	7,059
2021	5,898
2022	5,303
2023	3,821
Thereafter	15,599
Total	$48,930
Total expense under operating leases was $10.7 million, $11.3 million, and $8.9 million, during the years ended December 31, 2018, 2017, and 2016, respectively. Certain operating leases contain rent escalation clauses, which are recorded on a straight-line basis over the initial term of the lease, with the difference between the rent paid and the straight-line rent recorded as a deferred rent liability. Lease incentives received from landlords are recorded as deferred rent liabilities and are amortized on a straight-line basis over the lease term as a reduction to rent expense. The deferred rent liability was $3.8 million and $2.0 million at December 31, 2018 and 2017, respectively.
Capital Leases—The total capital lease liability at December 31, 2018 and 2017 was $16.8 million and $12.4 million, respectively. Future minimum lease payments as of December 31, 2018 are as follows (in thousands):

Amount
Year ending December 31,
2019	$3,509
2020	2,567
2021	2,017
2022	1,181
2023	1,275
Thereafter	8,831
Total minimum lease payments	19,380
Less amount representing interest	(2,548)
Present value of minimum lease payments	$16,832
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
There have been no significant or material developments to current legal proceedings, including the estimated effects on the Company’s condensed consolidated financial statements and note disclosures, other than the following updates with respect to the Xiang v. Inovalon Holdings, Inc., et.al., No. 1:16-cv-04923 case filed in the United States District Court for the Southern District of New York on June 24, 2016 against the Company, certain officers, directors and underwriters in the Company’s initial public offering, which was previously disclosed. Expert discovery was completed on December 21, 2018. Subsequent to December 31, 2018, on January 23, 2019, the parties informed the court that they had accepted a mediator’s recommendation on the amount of a settlement, subject to agreement on the terms and settlement documentation. On the same day, the court stayed all proceedings for a period of not more than 60 days to enable the parties to finalize the settlement and settlement documentation and move for preliminary approval of the settlement. On January 24, 2019, the parties filed a motion with the U.S. Court of Appeals for the

Inovalon Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

11. COMMITMENTS AND CONTINGENCIES (Continued)

Second Circuit requesting that the pending petition seeking permission to appeal the court’s class certification order under Federal Rule of Civil Procedure 23(f) be held in abeyance pending the resolution of settlement negotiations, which request the court granted on January 28, 2019. On February 20, 2019, the parties executed a settlement agreement, which is subject to Court approval, and provides for the dismissal of all claims against the defendants in connection with the securities class action suit, and provides for a payment to the class of $17 million, of which the Company has agreed to contribute $1.7 million, with the remaining amounts to be paid by the Company’s insurance carriers. The settlement contains no admission of liability by the Company and the other defendants. The amounts owed by and due to the Company have been recorded within other current liabilities and within prepaid expenses and other current assets, respectively, on the consolidated balance sheet.
12. RESTRUCTURING EXPENSE
During the second quarter of 2018, the Company completed actions under restructuring programs as part of its continuing efficiency-enhancement and cost-reduction initiatives, both as part of its ongoing margin expansion goals, as well as related to the recent acquisition and ongoing integration of ABILITY. The initiatives primarily related to workforce reductions, site closures, streamlining of software development initiatives, changes in the structure of certain business functions, and strategic initiatives to achieve cost and product development synergies in connection with the ABILITY Acquisition (as defined in “Note 3—Business Combinations”).
During the year ended December 31, 2018, the Company incurred $9.5 million in restructuring expense which includes $6.4 million related to a streamlining of software development initiatives, $1.8 million in severance expense, and $1.3 million for lease termination costs and accelerated depreciation related to associated leasehold improvements. As of December 31, 2018, the Company had a remaining restructuring liability associated with severance and lease termination costs of $0.6 million.
The following table presents restructuring liability activity for the year ended December 31, 2018 (in thousands):

Balance as of December 31, 2017	$—
Accruals for severance	1,764
Accruals for lease termination	1,405
Severance payments	(1,750)
Lease termination accretion	(830)
Balance as of December 31, 2018	$589
13. STOCK-BASED COMPENSATION
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
Stock Options

Inovalon Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
13. STOCK-BASED COMPENSATION (Continued)

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
The Company did not grant any options during the years ended December 31, 2018, 2017 and 2016. Stock option activity is as follows:

	Number of Shares Outstanding	Weighted- Average Exercise Price	Weighted- Average Grant-date Fair Value of Underlying Common Stock	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance at January 1, 2018	1,313,310	$7.47		5.4	$9,895
Stock options granted	—	$—	$—
Stock options exercised	(258,921)	$7.01
Stock options cancelled	(197,305)	$7.36
Balance at December 31, 2018	857,084	$7.63		4.3	$5,616
Exercisable at December 31, 2018	701,742	$7.63		4.1	$4,600
Vested and expected to vest at December 31, 2018	857,084	$7.63		4.3	$5,616
As of December 31, 2018, there is $0.6 million of total unrecognized compensation expense related to unvested stock options, and this expense is expected to be recognized over a weighted-average period of 0.5 years.
The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair value of the Company’s common stock and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options. This amount is subject to change based on changes to the fair market value of the Company’s common stock. The total intrinsic value of options exercised during the years ended December 31, 2018, 2017 and 2016 was $1.2 million, $4.2 million, and $7.7 million, respectively.
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

Inovalon Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
13. STOCK-BASED COMPENSATION (Continued)

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
During 2015, the Company began granting RSUs to employees pursuant to the 2015 Plan. These awards vest ratably over five years on each anniversary of the grant date. Upon vesting, the Company will deliver to the holder shares of the Company’s Class A common stock under the 2015 Plan. In 2017, the Company began issuing RSUs to non-employee directors. These awards fully vest upon the one-year anniversary of the award grant date, subject to continued service as a director through the vesting date. Upon vesting, the Company will deliver to the holder shares of the Company’s Class A common stock unless a deferral election has been made under certain circumstances. Pursuant to the terms of the awards, any unvested shares terminate upon the RSU holders’ separation from the Company. The Company recognizes stock-based compensation expense ratably over the requisite service period and records adjustments related to forfeitures as they occur.
A summary of RSU activity is as follows:

	Number of RSUs	Weighted Average Fair Value Per Unit
RSUs granted and unvested at January 1, 2018	220,938	$19.94
RSUs granted during 2018	101,454	10.35
RSUs vested during 2018	(95,690)	19.14
RSUs forfeited during 2018	(34,834)	21.50
RSUs granted and unvested at December 31, 2018	191,868	$14.98
The weighted-average fair value of RSUs granted during the years ended December 31, 2018, and 2017 was $10.35 and $13.70, respectively. There were no RSUs granted during the year ended December 31, 2016. During the years ended December 31, 2018 and 2017, these awards had an aggregate grant date fair value of $1.1 million and $0.6 million, respectively. The total fair value of RSUs vested during the years ended December 31, 2018, 2017 and 2016 was $1.1 million, $1.3 million and $1.5 million, respectively. As of December 31, 2018, there was a total of $1.7 million in unrecognized compensation cost related to unvested RSUs, which are expected to be recognized over a weighted-average period of approximately 0.8 years.
Restricted Stock Awards
During 2015, the Company began granting RSAs pursuant to the 2015 Plan. RSAs granted to directors fully vest upon the one year anniversary of the award grant date. RSAs granted to employees vest over two to five years either ratably on each anniversary of the grant date or cliff vest at the end of the vest period. Upon vesting, the Company will deliver shares of the Company’s Class A common stock to the holders. Pursuant to the terms of the awards, any unvested shares terminate upon the RSA holders’ separation from the Company. The Company recognizes stock-based compensation expense for the RSAs following the straight-line method over the requisite service period. The Company records adjustments related to forfeitures as they occur.
In March 2017, the Company began issuing RSAs with performance conditions under the 2015 Plan. The awards have vesting conditions tied to the achievement of specified performance conditions, which have target performance levels that span from three to five years. Upon the conclusion of the performance period, the performance level achieved will be measured and the ultimate number of shares that vest will be determined. Stock-based compensation expense for these awards is recorded either ratably over the vesting period or based on a graded vest method, depending on the specific terms of the award and the probability of achievement of the specified performance conditions. During 2018, the Company granted 2.6 million RSAs, of which 0.4 million had performance vesting conditions.

Inovalon Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
13. STOCK-BASED COMPENSATION (Continued)

A summary of RSA activity is as follows:

	Number of RSAs	Weighted Average Fair Value Per Unit
RSAs granted and unvested at January 1, 2018	4,601,632	$13.43
RSAs granted during 2018	2,571,839	11.12
RSAs vested during 2018	(758,277)	13.57
RSAs forfeited during 2018	(1,475,775)	12.87
RSAs granted and unvested at December 31, 2018	4,939,419	$12.37
The weighted-average fair value of an RSA granted during the years ended December 31, 2018, 2017 and 2016 was $11.12, $12.64 and $13.81, respectively. During the years ended December 31, 2018, 2017 and 2016, these awards had an aggregate grant date fair value of $28.6 million, $33.5 million and $36.9 million, respectively. The total fair value of RSAs vested during the years ended December 31, 2018, 2017 and 2016 was $8.6 million, $9.3 million and $3.0 million, respectively. As of December 31, 2018, there was a total of $52.6 million in unrecognized compensation cost related to unvested RSAs, which are expected to be recognized over a weighted-average period of approximately 3.4 years.
Employee Stock Purchase Plan
On February 18, 2015, the date of the completion of the Company’s IPO, the 2015 Employee Stock Purchase Plan (“2015 ESPP”) became effective. The 2015 ESPP provides (i) for six months purchase periods (commencing each March 1 and September 1) and (ii) that the purchase price for shares of Class A common stock purchased under the 2015 ESPP will be 85% of the fair market value of the Company’s Class A common stock on the last day of the applicable offering period. Eligible employees are able to select a rate of payroll deduction between 1% and 15% of their base cash compensation subject to a maximum payroll deduction per offering period of $7,500. The 2015 ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Code. The Company reserved 1,833,857 shares of Class A common stock for issuance under the 2015 ESPP. The following table summarizes the ESPP activity during the years shown:

	Year Ended December 31,
	2018	2017	2016
Shares purchased and issued	90,084	49,247	61,184
Weighted average discounted price per share	$9.74	$11.08	$14.03
Stock-based compensation expense (in thousands)	$141	$154	$140
14. EMPLOYEE BENEFIT PLANS
On June 1, 2007, the Company adopted a 401(k) Profit Sharing Plan and Trust (“401(k) Plan”). The 401(k) Plan was amended on February 1, 2010. The amended 401(k) Plan allows employees to become eligible to participate upon the completion of 30 days of service. The Company matches employee contributions up to 4.0% of their compensation and the employer contributions vest immediately.
During the years ended December 31, 2018, 2017, and 2016, total expense recorded for the Company’s matching 401(k) contributions were $6.3 million, $5.2 million, and $5.2 million, respectively.
15. STOCKHOLDERS’ EQUITY
On May 4, 2016, the Company announced that its Board of Directors authorized a program to repurchase up to $100.0 million of Inovalon’s Class A common stock through December 31, 2017. Repurchases under the Company’s share repurchase program have been made in open-market or privately negotiated transactions. The Company funded repurchases through a combination of cash on hand, cash generated by operations and sales of short-term investments, if needed. On November 2, 2016, the Company announced that its Board of Directors authorized an expansion of the share repurchase program to repurchase up to an additional $100.0 million of shares of Inovalon’s Class A Common Stock (bringing the total to $200.0 million) through December 31, 2017. The share repurchase program did not obligate the Company to acquire any particular amount of Class A common stock. During the years ended December 31, 2017 and 2016, the Company repurchased 7,111,190 and 7,508,985 Class A common shares for $93.6 million and $106.2 million, respectively, at an average cost of $13.16 and $14.15 per share, respectively, excluding commissions. The share repurchase program expired on December 31, 2017 and there were no repurchases during 2018.

Inovalon Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

16. INCOME TAXES

The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current:
Federal(1)	$(2,113)	$2,272	$7,747
State	215	2,162	5,788
Total current (benefit) provision	(1,898)	4,434	13,535
Deferred:
Federal	(8,009)	(8,333)	(1,533)
State	(4,486)	1,668	(207)
Total deferred benefit	(12,495)	(6,665)	(1,740)
Total (benefit from) provision for income taxes	$(14,393)	$(2,231)	$11,795
______________________________________

(1)
As of December 31, 2018, the current income tax benefit reflects the recognition of a $2.1 million income tax receivable from amended federal income tax returns to carry back the net operating loss and tax credits generated in 2017 and refundable alternative minimum tax credit.

The provision for income taxes reconciles to the amount computed by applying the federal statutory rate, 21.0%, to income before income taxes as follows (in thousands, except percentages):

	Year Ended December 31,
	2018		2017		2016
Expected federal income tax	21.0%	$(11,247)	35.0%	$11,406	35.0%	$13,650
State income taxes, net of federal income tax effect	8.0%	(4,270)	8.0%	2,606	7.4%	2,859
Permanent items	1.1%	(614)	0.3%	88	(0.9)%	(357)
Research and development tax credits	1.6%	(850)	(2.6)%	(850)	(1.9)%	(756)
Excess tax benefits and stock-based compensation	(1.0)%	559	(0.7)%	(243)	(3.0)%	(1,165)
Acquisition-related tax adjustments	(2.1)%	1,144	(1.4)%	(445)	(4.3)%	(1,686)
Enactment of the Tax Act	—%	—	(47.4)%	(15,461)	—%	—
Other	(1.7)%	885	2.0%	668	(2.0)%	(750)
Income tax expense	26.9%	$(14,393)	(6.8)%	$(2,231)	30.3%	$11,795
In December 2017, the Tax Act was enacted which included a number of changes to existing U.S. tax laws that impact the Company, most notably a reduction of the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017. The Tax Act also provided for the acceleration of depreciation for certain assets placed into service after September 27, 2017 and prospective changes beginning in 2018, including repeal of the domestic manufacturing deduction, acceleration of tax revenue recognition, capitalization of research and development expenditures, additional limitations on executive compensation and limitations on the deductibility of interest. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Act, the Company revalued its ending net deferred tax liabilities at December 31, 2017 and recognized a $15.5 million tax benefit in the Company’s consolidated statement of operations for the year ended December 31, 2017. The Company completed its accounting for the income tax effects of the Tax Act in 2017.

Inovalon Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

16. INCOME TAXES (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2018	2017
Components of deferred tax assets and liabilities
Deferred tax assets:
Net operating loss carryforwards	$17,258	$2,654
Interest expense carryforwards	11,278	—
Accrued expenses and reserves	4,571	313
Stock-based compensation	3,553	3,040
Unrealized gains and losses in other comprehensive income	3,200	257
Tax credit carryforwards	3,114	217
Deferred rent	1,263	581
Other	1,371	284
Total deferred tax assets	45,608	7,346
Deferred tax liabilities:
Intangibles	127,272	9,568
Property, equipment and capitalized software	26,612	21,564
Prepaids and other	2,092	2,639
Total deferred tax liabilities	155,976	33,771
Net deferred tax liabilities before valuation allowance	110,368	26,425
Valuation Allowance	301	217
Net deferred tax liabilities	$110,669	$26,642
As of December 31, 2018, the Company has U.S. federal and state net operating loss carryforwards of approximately $10.7 million and $8.3 million, respectively. The majority of the U.S. federal net operating loss carryforwards will not expire and the majority of the state net operating losses will expire by 2038. As of December 31, 2018, the Company has interest expense carryforwards of approximately $11.3 million that can be carried forward indefinitely. As of December 31, 2018, the Company has U.S. federal and state tax credit carryforwards of approximately $3.1 million and $0.5 million, respectively, gross of any uncertain tax position considerations. The tax credit carryforwards will expire between 2022 and 2038. Change of control provisions as defined in Section 382 of the Internal Revenue Code have been analyzed and are not expected to materially limit the Company’s use of the interest expense, net operating loss, or tax credit carryforwards.
Uncertain Tax Positions—During the years ended December 31, 2018, 2017, and 2016, changes in the liability for gross uncertain tax position, including interest were $1.2 million, $0.1 million, and $0.1 million, respectively. The interest and penalties related to uncertain tax positions are classified as a component of income tax expense.
The following table presents the changes in uncertain tax position (in thousands).

	2018	2017	2016
Uncertain tax position
January 1	$—	$80	$—
Gross increase in tax positions in prior period	32	291	80
Gross decrease in tax positions in prior period	(1)	(160)	—
Gross increase in tax positions from acquisitions	1,162	—	—
Settlement	—	(211)	—
Lapse of statute of limitations	(35)	—	—
Uncertain tax position at December 31	$1,158	$—	$80

Inovalon Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

16. INCOME TAXES (Continued)

If the uncertain tax positions were to be resolved favorably, total uncertain tax position in an amount of approximately $1.2 million would reduce income tax expense and the Company’s effective tax rate in the future. While it is reasonably possible that the amount of the unrecognized tax benefits could increase or decrease during the next twelve months, we believe it is unlikely that the change would be a material amount.
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

INOVALON HOLDINGS, INC.
Schedule II
Valuation and Qualifying Accounts and Reserves
(in thousands)

	Allowance for Accounts Receivable
	Balance at Beginning of Year	Additions Charged Against Revenue	Additions Charged to Cost and Expense	Deductions	Balance at End of Year
Year Ended December 31, 2018	$2,038	$3,039	$3,520	$(5,247)	$3,350
Year Ended December 31, 2017	$3,782	$8,886	$—	$(10,630)	$2,038
Year Ended December 31, 2016	$1,022	$3,792	$—	$(1,032)	$3,782