Form 10-Q
period 2019-03-31
Inovalon Holdings, Inc.
filed 2019-05-01
CIK 1619954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-36841
_______________________________________________________
INOVALON HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
_______________________________________________________

Delaware (State or other jurisdiction of incorporation or organization)	47-1830316 (I.R.S. Employer Identification No.)
4321 Collington Road, Bowie, Maryland (Address of principal executive offices)	20716 (Zip Code)
(301) 809-4000
Registrant’s telephone number, including area code

Title of Each Class	Name Of Each Exchange On Which Registered	Ticker Symbol
Class A Common Stock, $0.000005 par value per share	NASDAQ Global Select Market	INOV
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of April 19, 2019, the registrant had 73,102,741 shares of Class A common stock outstanding and 80,148,225 shares of Class B common stock outstanding.

INOVALON HOLDINGS, INC.
FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2019

PART I—FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
INOVALON HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and par value amounts)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$119,880	$115,591
Short-term investments	1,810	7,000
Accounts receivable (net of allowances of $4,296 and $3,350 at March 31, 2019 and December 31, 2018, respectively)	117,353	104,405
Prepaid expenses and other current assets	20,442	34,801
Income tax receivable	7,637	10,330
Total current assets	267,122	272,127
Non-current assets:
Property, equipment and capitalized software, net	138,282	141,758
Operating lease right-of-use assets	32,331	—
Goodwill	955,881	956,029
Intangible assets, net	522,227	535,343
Other assets	16,019	16,158
Total assets	$1,931,862	$1,921,415
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$30,163	$31,295
Accrued compensation	22,455	25,298
Other current liabilities	37,420	51,384
Deferred revenue	28,833	20,628
Credit facilities	9,800	9,800
Operating lease liabilities	9,982	—
Finance lease liabilities	2,347	2,905
Total current liabilities	141,000	141,310
Non-current liabilities:
Credit facilities, less current portion	938,043	939,514
Operating lease liabilities, less current portion	27,357	—
Finance lease liabilities, less current portion	14,154	13,927
Other liabilities	37,145	33,406
Deferred income taxes	103,874	110,669
Total liabilities	1,261,573	1,238,826
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.000005 par value, 900,000,000 shares authorized, zero shares issued and outstanding at each of March 31, 2019 and December 31, 2018, respectively	—	—
Class A common stock, $0.000005 par value, 750,000,000 shares authorized; 87,816,006 shares issued and 73,195,831 shares outstanding at March 31, 2019; 86,679,575 shares issued and 72,059,400 shares outstanding at December 31, 2018	—	—
Class B common stock, $0.000005 par value, 150,000,000 shares authorized; 80,148,685 shares issued and outstanding at March 31, 2019; 80,608,685 shares issued and outstanding at December 31, 2018	1	1
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, zero shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	—	—
Additional paid-in-capital	622,751	618,674
Retained earnings	262,148	270,471
Treasury stock, at cost, 14,620,175 shares at March 31, 2019 and December 31, 2018, respectively	(199,817)	(199,817)
Other comprehensive loss	(14,794)	(6,740)
Total stockholders’ equity	670,289	682,589
Total liabilities and stockholders’ equity	$1,931,862	$1,921,415

See notes to consolidated financial statements.

INOVALON HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per-share amounts)

	Three Months Ended March 31,
	2019	2018
Revenue	$145,491	$92,755
Expenses:
Cost of revenue(1)	37,203	33,491
Sales and marketing(1)	13,526	7,902
Research and development(1)	8,201	6,421
General and administrative(1)	53,623	49,396
Depreciation and amortization	27,047	16,380
Total operating expenses	139,600	113,590
Income (Loss) from operations	5,891	(20,835)
Other income and (expenses):
Interest income	610	1,395
Interest expense	(16,542)	(1,882)
Other expense, net	(11)	(1,120)
Loss before taxes	(10,052)	(22,442)
Benefit from income taxes	(1,729)	(5,608)
Net loss	$(8,323)	$(16,834)
Net loss attributable to common stockholders, basic and diluted	$(8,323)	$(16,272)
Net loss per share attributable to common stockholders, basic and diluted:
Basic net loss per share	$(0.06)	$(0.12)
Diluted net loss per share	$(0.06)	$(0.12)
Weighted average shares of common stock outstanding:
Basic	147,774	139,378
Diluted	147,774	139,378
________________________________________________

(1)	Includes stock-based compensation expense as follows:
	Cost of revenue	$77	$140
	Sales and marketing	300	469
	Research and development	370	628
	General and administrative	4,492	2,511
	Total stock-based compensation expense	$5,239	$3,748

See notes to consolidated financial statements.

INOVALON HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2019	2018
Net loss	$(8,323)	$(16,834)
Other comprehensive loss:
Realized losses on cash flow hedges reclassified from accumulated other comprehensive income, net of tax of $(170) and $0, respectively	359	—
Net change in unrealized losses on cash flow hedges, net of tax of $3,984 and $0, respectively	(8,424)	—
Realized losses on short-term investments reclassified from accumulated other comprehensive income, net of tax of $0 and $(319), respectively	—	716
Net change in unrealized gains and (losses) on available-for-sale investments, net of tax of $(5) and $105, respectively	11	(235)
Reclassification of income tax effects of the Tax Cuts and Jobs Act of 2017	—	(102)
Comprehensive loss	$(16,377)	$(16,455)

See notes to consolidated financial statements.

INOVALON HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands, except share amounts)

	Issued Class A Common Stock		Issued Class B Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance—January 1, 2018	77,588,018	$—	80,957,495	$1	(14,620,175)	$(199,817)	$534,159	$308,905	$(476)	$642,772
Stock-based compensation expense	—	—	—	—	—	—	3,723	—	—	3,723
Exercise of stock options	211,002	—	—	—	—	—	1,450	—	—	1,450
Conversion Class B to Class A common stock	348,810	—	(348,810)	—	—	—	—	—	—	—
Issuance of shares related to restricted stock units and awards	452,657	—	—	—	—	—	—	—	—	—
Shares withheld for employee taxes upon conversion of restricted stock	(33,980)	—	—	—	—	—	(459)	—	—	(459)
Other comprehensive loss	—	—	—	—	—	—	—	—	379	379
Adjustment to retained earnings for adoption of ASC 606	—	—	—	—	—	—	—	628	—	628
Adjustment to retained earnings for adoption of ASU 2018-02	—	—	—	—	—	—	—	102	—	102
Net (loss)	—	—	—	—	—	—	—	(16,834)	—	(16,834)
Balance—March 31, 2018	78,566,507	$—	80,608,685	$1	(14,620,175)	$(199,817)	$538,873	$292,801	$(97)	$631,761
Balance—January 1, 2019	86,679,575	$—	80,608,685	$1	(14,620,175)	$(199,817)	$618,674	$270,471	$(6,740)	$682,589
Stock-based compensation expense	—	—	—	—	—	—	5,163	—	—	5,163
Conversion Class B to Class A common stock	460,000	—	(460,000)	—	—	—	—	—	—	—
Issuance of shares related to restricted stock units and awards	759,409	—	—	—	—	—	—	—	—	—
Shares withheld for employee taxes upon conversion of restricted stock	(82,978)	—	—	—	—	—	(1,086)	—	—	(1,086)
Other comprehensive loss	—	—	—	—	—	—	—	—	(8,054)	(8,054)
Net (loss)	—	—	—	—	—	—	—	(8,323)	—	(8,323)
Balance—March 31, 2019	87,816,006	$—	80,148,685	$1	(14,620,175)	$(199,817)	$622,751	$262,148	$(14,794)	$670,289
See notes to consolidated financial statements.

INOVALON HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(8,323)	$(16,834)
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	5,239	3,748
Depreciation	13,931	12,529
Amortization of intangibles	13,116	3,851
Amortization of debt issuance costs and debt discount	1,072	—
Deferred income taxes	(2,671)	(5,922)
Change in fair value of contingent consideration	379	200
Other	1,129	1,352
Changes in assets and liabilities:
Accounts receivable	(13,893)	11,669
Prepaid expenses and other current assets	(802)	(2,560)
Income taxes receivable	2,830	177
Other assets	19	(3,264)
Accounts payable and accrued expenses	182	(1,669)
Accrued compensation	(3,602)	(4,017)
Other current and non-current liabilities	(2,056)	2,499
Deferred revenue	8,205	5,115
Net cash provided by operating activities	14,755	6,874
Cash flows from investing activities:
Maturities of short-term investments	5,164	63,470
Sales of short-term investments	—	161,772
Purchases of property and equipment	(3,796)	(9,645)
Investment in capitalized software	(7,626)	(11,125)
Net cash (used in) provided by investing activities	(6,258)	204,472
Cash flows from financing activities:
Repayment of credit facility borrowings	(2,450)	(11,250)
Proceeds from exercise of stock options	—	1,450
Finance lease liabilities paid	(672)	(31)
Tax payments for equity award issuances	(1,086)	(459)
Net cash used in financing activities	(4,208)	(10,290)
Increase in cash and cash equivalents	4,289	201,056
Cash and cash equivalents, beginning of period	115,591	208,944
Cash and cash equivalents, end of period	$119,880	$410,000
Supplementary cash flow disclosure:
Income taxes (received) paid, net	$(1,931)	$205
Interest paid	15,602	1,759
Non-cash transactions:
Operating lease obligations incurred	2,990	—
Finance lease obligations incurred	—	4,536
Accruals for purchases of property, equipment	1,590	6,675
Accruals for investment in capitalized software	1,776	1,882

See notes to consolidated financial statements.

INOVALON HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared by Inovalon Holdings, Inc. (“Inovalon” or the “Company”) in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Rule 10-01 of Regulation S-X. Accordingly, the unaudited consolidated financial statements may not include all of the information and notes required by GAAP for audited financial statements. The year-end December 31, 2018 consolidated balance sheet data included herein was derived from audited financial statements but does not include all disclosures required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of items of a normal and recurring nature, necessary to present fairly the Company’s financial position as of March 31, 2019, the results of operations, comprehensive loss, stockholders’ equity, and cash flows for the three month periods ended March 31, 2019 and 2018. The results of operations for the three month periods ended March 31, 2019 and 2018 are not necessarily indicative of the results to be expected for the full year. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities, and related disclosures, as of the date of the financial statements, and the amounts of revenue and expenses reported during the period. Actual results could differ from estimates. The information contained herein should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”).
Certain prior period amounts have been reclassified within the consolidated statements of operations, within the current and non-current liabilities section of the consolidated balance sheets, and within the operating section of the consolidated statements of cash flows to conform with current period presentation. Such reclassifications had no impact on net loss, current and non-current liabilities, or net cash provided by operating activities as previously reported.
The accompanying unaudited consolidated financial statements include the accounts of Inovalon and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
The Company’s management considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements.
Recently Adopted Accounting Standards
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), and in July 2018 and in March 2019 issued subsequent clarifying guidance (collectively, “ASU 2016-02”). ASU 2016-02 requires the recognition of lease assets and lease liabilities on the balance sheet and enhanced disclosure about leasing arrangements. The Company adopted the new standard on January 1, 2019 using the additional transition approach, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under Accounting Standards Codification (“ASC”) 840. Refer to “Note 5—Leases.”
In June 2018, the FASB issued ASU 2018-07, Compensation–Stock Compensation (Topic 718). ASU 2018-07 expands the scope of ASC 718, Compensation–Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting, to include share-based payment transactions for acquired goods and services from non-employees. This update includes changing the accounting for non-employee stock-based compensation as it relates to the award measurement date, the fair value measurement of the awards, and forfeitures, among other changes to align the accounting with ASC 718. The Company adopted the new standard on January 1, 2019. There was no material impact of adoption on its consolidated financial statements and notes disclosures.
In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes in response to the potential transition away from the London Interbank Offer Rate (“LIBOR”). This update permits the use of the Overnight Index Swap Rate based on the Secured Overnight Financing Rate as a U.S. benchmark interest rate for hedge accounting purposes under ASC Topic 815. The Company will apply the requirements of the new standard on a prospective basis beginning January 1, 2019 for any new or redesignated hedging agreements. Refer to “Note 7—Fair Value Measurements.”
Recently Issued Accounting Standards
There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements and note disclosures, from those disclosed in the 2018 Form 10-K, that would be expected to impact the Company.

2. REVENUE
The Company primarily derives its revenues through the sale or subscription licensing of its platform solutions and services. The following table disaggregates revenue by offering (in thousands):

	Three Months Ended March 31,
	2019	2018
Platform solutions(1)	$129,952	$78,966
Services(2)	15,539	13,789
Total revenue	$145,491	$92,755
______________________________________

(1)
Platform solutions include arrangements for technology-based offerings representing subscription-based cloud-based platform offerings and legacy platform solutions that are not cloud-based and not billed under a subscription-based contract structure.

(2)	Services include advisory, implementation, and support services under time and materials, fixed price, or retainer-based contracts.
Contract Balances
The Company had an unbilled receivables balance of $33.6 million and $20.5 million as of March 31, 2019 and December 31, 2018, respectively. Unbilled receivables are classified as accounts receivable on the consolidated balance sheet. The Company had deferred commissions of $7.5 million and $5.7 million as of March 31, 2019 and December 31, 2018, respectively.
The Company had a deferred revenue balance of $28.8 million and $20.6 million as of March 31, 2019 and December 31, 2018, respectively. Revenue recognized during the three months ended March 31, 2019 that was included in the deferred revenue balance at the beginning of the year was $6.7 million.
3. NET (LOSS) INCOME PER SHARE
Holders of all outstanding classes of common stock participate ratably in earnings on an identical per share basis as if all shares were a single class. Basic earnings per share (“EPS”) is computed by dividing net (loss) income by the weighted average number of shares of common stock (Class A common stock and Class B common stock) outstanding during the period. Diluted EPS is computed by dividing net income by the sum of the weighted average number of shares of common stock outstanding and potentially dilutive securities outstanding during the period under the treasury stock method. If the Company incurs a loss from continuing operations, diluted EPS is computed in the same manner as basic EPS. Potentially dilutive securities include stock options, restricted stock units and restricted stock awards (“RSAs”). Under the treasury stock method, dilutive securities are assumed to be exercised at the beginning of the periods and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Securities are excluded from the computations of diluted earnings per share if their effect would be anti-dilutive to EPS.
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

The following table reconciles the weighted average shares outstanding for basic and diluted EPS for the periods indicated (in thousands, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Basic
Numerator:
Net loss	$(8,323)	$(16,834)
Undistributed earnings allocated to participating securities	—	562
Net loss attributable to common stockholders—basic	$(8,323)	$(16,272)
Denominator:
Weighted average shares used in computing net income per share attributable to common stockholders—basic	147,774	139,378
Net loss per share attributable to common stockholders—basic	$(0.06)	$(0.12)
Diluted
Numerator:
Net loss attributable to common stockholders—diluted	$(8,323)	$(16,272)
Denominator:
Number of shares used for basic EPS computation	147,774	139,378
Effect of dilutive securities	—	—
Weighted average shares used in computing net loss per share attributable to common stockholders—diluted	147,774	139,378
Net loss per share attributable to common stockholders—diluted	$(0.06)	$(0.12)
The computation of diluted EPS does not include certain awards, on a weighted average basis, because their inclusion would have an anti-dilutive effect on EPS. The awards excluded because of their anti-dilutive effect are as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Awards excluded from the computation of diluted net loss per share because their inclusion would have been anti-dilutive	10	118
4. SHORT-TERM INVESTMENTS
As of March 31, 2019, short-term investments consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Corporate notes and bonds	$1,813	$—	$(3)	$1,810
Total available-for-sale securities	$1,813	$—	$(3)	$1,810
As of December 31, 2018, short-term investments consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Corporate notes and bonds	$7,018	$—	$(18)	$7,000
Total available-for-sale securities	$7,018	$—	$(18)	$7,000

The following table summarizes the estimated fair value of our short-term investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of the dates shown (in thousands):

	March 31, 2019	December 31, 2018
Due in one year or less	$1,810	$7,000
The Company has certain available-for-sale securities in a gross unrealized loss position. The Company reviews its debt securities classified as short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial position and near-term prospects of the issuer and the Company’s intent to sell, or whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s amortized-cost basis. If the Company determines that an other-than-temporary decline exists, or if write downs related to credit losses are necessary, in one of these securities, the unrealized losses attributable to the respective investment would be reclassified to realized losses on short-term investments within the statement of operations. There were no impairments considered other-than-temporary as of March 31, 2019.
The following table shows the fair values and the gross unrealized losses of available-for-sale securities that were in a gross unrealized loss position, as of March 31, 2019, aggregated by investment category (in thousands):

	Estimated Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$1,810	$(3)
5. LEASES
The Company adopted ASU 2016-02 as of January 1, 2019. Leases held on or after January 1, 2019 are presented under ASC 842, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 840. The Company recorded a right-of-use asset of $34.8 million and a lease liability of $40.5 million. Additionally, the Company recorded a reclassification of $2.1 million from current liabilities and $3.6 million from non-current liabilities, related to deferred rent, cease-use lease liabilities, and tenant improvement liabilities related to the implementation of ASC 842.
The Company elected the following practical expedients under ASC 842-10-65-1 including (1) the package of transition provisions related to expired and existing leases that allows an entity to use the historical assessment of whether contracts are or contain leases, lease classification, and initial direct costs, and (2) the practical expedient that allows for the use of hindsight in determining the lease term.
The Company determines whether a contract is or contains a lease at inception. At the lease commencement date, the Company records a liability for the lease obligation and a corresponding asset representing the right to use the underlying asset over the lease term. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet and are recognized in expense using a straight-line basis for all asset classes. Variable lease payments are expensed as incurred, which primarily include maintenance costs, services provided by the lessor, and other charges reimbursed to the lessor.
The Company leases office space, data center facilities, printers, and equipment with remaining lease terms ranging from one year to 10.5 years, some of which contain renewal or purchase options. The exercise of these options is at the Company’s sole discretion. The Company has entered into sublease agreements for unoccupied leased office space and records sublease income netted against rent expense. Additionally, the Company is required to maintain a standby letter of credit in the amount of $1.0 million to satisfy the requirements of a certain lease agreement.
Certain of the Company’s leases contain lease and non-lease components. For leases held on or after January 1, 2019, the Company has elected the practical expedient under ASC 842-10-15-37 for all asset classes which allows companies to account for lease and non-lease components as a single lease component.
The Company’s leases do not contain an implicit rate of return, therefore an incremental borrowing rate was determined. The Company assessed which rate would be most reflective of a reasonable rate the Company would be able to borrow based on asset class and lease term.
The Company has an office lease agreement which has not yet commenced as of March 31, 2019. The Company expects the lease to commence during fiscal year 2019 with a lease term of 92 months with expected future non-cancellable minimum lease payments of $5.1 million.
Finance lease right-of-use assets of $15.8 million are included in property, equipment, and capitalized software, net on the consolidated balance sheet.

The following table presents components of lease expense for the three months ended March 31, 2019 (in thousands):

Finance lease cost
Amortization of right-of-use assets	$550
Interest on lease liabilities	134
Operating lease cost	2,111
Variable lease cost	494
Sublease income	(317)
Total lease cost	$2,972
Future non-cancellable minimum lease payments as of March 31, 2019 are as follows (in thousands):

	Operating Leases	Finance Leases
2019	$9,190	$2,078
2020	3,960	2,931
2021	7,311	2,375
2022	5,351	1,181
2023	3,825	1,275
Thereafter	15,599	8,816
Total future minimum lease payments	45,236	18,656
Less: Interest	(7,897)	(2,155)
Total	$37,339	$16,501
Future non-cancellable lease payments as of December 31, 2018 are as follows (in thousands):

	Operating Leases	Finance Leases
Year ending December 31,
2019	$11,250	$3,509
2020	7,059	2,567
2021	5,898	2,017
2022	5,303	1,181
2023	3,821	1,275
Thereafter	15,599	8,831
Total future minimum lease payments	48,930	19,380
Less: Interest	—	(2,548)
Total	$48,930	$16,832

Other information related to leases for the three months ended March 31, 2019 are as follows (in thousands, except lease term and discount rate):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,573
Operating cash flows from financing leases	134
Financing cash flows from financing leases	672
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$2,990
Weighted average remaining lease term:
Operating leases	6 years
Financing leases	8 years
Weighted average discount rate:
Operating leases	4.5%
Financing leases	3.1%
6. DEBT
On April 2, 2018, the Company entered into a credit agreement (the “2018 Credit Agreement”) with a group of lenders and Morgan Stanley Senior Funding, Inc. (“MSSF”), as administrative agent, providing for (i) a term loan B facility with the Company as borrower in a total principal amount of $980.0 million (the “2018 Term Facility”); and (ii) a revolving credit facility with the Company as borrower in a total principal amount of up to $100.0 million (the “2018 Revolving Facility” and, together with the 2018 Term Facility, the “2018 Credit Facilities”). The 2018 Revolving Facility will terminate on April 2, 2023 and the 2018 Term Facility will mature on April 2, 2025. The entire $980.0 million 2018 Term Facility was borrowed on April 2, 2018, and was used to pay off all of the Company’s existing debt obligations as well as to provide the financing necessary to fund, in part, the cash consideration paid to acquire ABILITY (as defined in Note 10—Business Combinations). As of March 31, 2019, the Company had $100.0 million available under the 2018 Credit Facilities consisting of $99.0 million on the 2018 Revolving Facility and a letter of credit of $1.0 million.
At the option of the Company, the loans outstanding under the 2018 Term Facility will bear interest either at: (i) Adjusted LIBOR plus an applicable rate of 3.50% or (ii) the Alternate Base Rate (“ABR”) plus an applicable margin. The Company may elect interest periods of one, two, three or six months for Adjusted LIBOR borrowings. As set forth in the 2018 Credit Agreement, the ABR is the higher of: (i) the rate that MSSF as Administrative Agent announces from time to time as its prime or base commercial lending rate, as in effect from time to time, (ii) the Federal Funds Effective Rate plus ½ of 1.0% and (iii) one-month Adjusted LIBOR plus 1.0%.
The following table discloses the outstanding debt at each balance date as follows (in thousands):

	March 31, 2019	December 31, 2018
2018 Term Facility(1)	$947,843	$949,314
Less: current portion	9,800	9,800
Non-current Credit Facilities	$938,043	$939,514
______________________________________

(1)
The 2018 Term Facility is presented net of unamortized deferred financing fees and original issue discount (“OID”) of $27.3 million and $28.2 million as of March 31, 2019 and December 31, 2018, respectively.

The Company incurred an OID of $14.7 million and deferred financing fees of $16.4 million related to the 2018 Term Facility, which are shown as a direct reduction to the face amount and amortized as interest expense, using the effective interest method, over the life of the 2018 Credit Agreement. The Company incurred $1.9 million in deferred financing fees related to the 2018 Revolving Facility, which is amortized as interest expense using the straight-line method. During the three months ended March 31, 2019, the Company recognized $0.5 million in OID amortization expense related to the 2018 Term Facility. The Company recognized $0.5 million in deferred financing fees related to the 2018 Term Facility during the three months ended March 31, 2019. The Company recognized $0.1 million in amortization expense related to the 2018 Revolving Facility during the three months ended March 31, 2019.
The Company and its Restricted Subsidiaries (as defined in the 2018 Credit Agreement) are subject to certain affirmative and negative covenants under the 2018 Credit Agreement, and the 2018 Credit Agreement includes certain customary representations and warranties of the Company. As of March 31, 2019, the Company is in compliance with the covenants under the 2018 Credit Agreement.
7. FAIR VALUE MEASUREMENTS
The following table presents the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$39,494	$—	$—	$39,494
Short-term investments:
Corporate notes and bonds	—	1,810	—	1,810
Other current liabilities:
Interest rate swaps	—	(2,821)	—	(2,821)
Contingent consideration	—	—	(15,149)	(15,149)
Other liabilities
Interest rate swaps	—	(18,987)	—	(18,987)
Contingent consideration	—	—	(17,054)	(17,054)
Total	$39,494	$(19,998)	$(32,203)	$(12,707)
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
Other liabilities:
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

The following table presents our financial instruments measured at fair value using unobservable inputs (Level 3) (in thousands):

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	March 31, 2019	December 31, 2018
Balance, beginning of period	$(31,824)	$(7,400)
Fair value adjustment(1)(2)	(196)	(6,159)
Accretion expense (recognized in general and administrative expenses)	(183)	(1,053)
Contingent consideration attributable to and assumed from ABILITY Acquisition	—	(17,212)
Total	$(32,203)	$(31,824)
______________________________________

(1)
During 2019, the Company recognized an adjustment of $0.3 million recognized in goodwill, which was a purchase accounting adjustment attributable to the ABILITY Acquisition, partially offset by an adjustment of $0.1 million recognized in general and administrative expenses related to the change in fair value of contingent consideration.

(2)
During 2018, the Company recognized an adjustment of $5.6 million in general and administrative expenses related to the change in fair value of contingent consideration, and an adjustment of $0.6 million recognized in goodwill, which was a purchase accounting adjustment attributable to the ABILITY Acquisition.

2018 Credit Facilities
The Company records debt on the balance sheet at carrying value. The estimated fair value of the Company’s debt is determined based on Level 2 inputs including current market rates for similar types of borrowings. The following table presents the carrying value and fair value of the Company’s debt (including the current portion thereof) as of March 31, 2019 (in thousands):

March 31, 2019
Carrying value	$947,843
Fair value	$944,289
Interest Rate Swaps
In connection with the 2018 Credit Agreement, the Company entered into four interest rate swaps during the second quarter of 2018, each of which mature in March 2025, to mitigate the risk of a rise in interest rates. These interest rate swaps mitigate the exposure on the variable component of interest on the Company’s 2018 Credit Facility. The interest rate swaps fix the LIBOR rate component of interest on $700.0 million of the 2018 Term Facility at a weighted average rate of approximately 2.8%. See “Note 6—Debt” for additional information. These interest rate swaps are designated as cash flow hedges and are deemed highly effective under ASC 815, Derivatives and Hedging. The interest rate swaps are recorded on the balance sheet at fair value as either assets or liabilities and any changes to the fair value are recorded through accumulated other comprehensive income and reclassified into interest expense in the same period in which the hedged transaction is recognized in earnings. Cash flows from interest rate swaps are reported in the same category as the cash flows from the items being hedged.
The following table presents the fair value of interest rate swaps on the balance sheet as of March 31, 2019 (in thousands):

	Liability Derivative
	Balance Sheet Location	Fair Value
Interest rate swap contract	Other current liabilities	$(2,821)
Interest rate swap contract	Other liabilities	$(18,987)
The following table presents the fair value of interest rate swaps on the balance sheet as of December 31, 2018 (in thousands):

	Liability Derivative
	Balance Sheet Location	Fair Value
Interest rate swap contract	Other current liabilities	$(1,778)
Interest rate swap contract	Other liabilities	$(8,151)

The following table presents the location and amount of gains and losses on interest rate swaps included in other comprehensive income (“OCI”) and the statement of operations for the three months ended March 31, 2019 (in thousands):

	Gain (Loss) recognized in OCI	Statement of Operations Location	(Gain) Loss reclassified from OCI
Interest rate swap contract	$(12,408)	Interest expense	$529
The net amount of accumulated other comprehensive income expected to be reclassified to interest expense in the next 12 months is $2.9 million.
8. COMMITMENTS AND CONTINGENCIES
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
There have been no significant or material developments to current legal proceedings, including the estimated effects on the Company’s consolidated financial statements and note disclosures, subsequent to the disclosure previously provided in Note 11 of the Notes to the Consolidated Financial Statements in the 2018 Form 10-K.
9. RESTRUCTURING EXPENSE
During the second quarter of 2018, the Company completed actions under restructuring programs as part of its continuing efficiency-enhancement and cost-reduction initiatives, both as part of its ongoing margin expansion goals, as well as related to the recent acquisition and ongoing integration of ABILITY. The initiatives primarily related to workforce reductions, site closures, streamlining of software development initiatives, changes in the structure of certain business functions, and strategic initiatives to achieve cost and product development synergies in connection with the ABILITY Acquisition (as defined in “Note 10—Business Combinations”).
During 2018, the Company incurred $9.5 million in restructuring expense related to a streamlining of software development initiatives, severance expense, lease termination costs and accelerated depreciation related to associated leasehold improvements.
The following table presents restructuring liability activity for the three months ended March 31, 2019 (in thousands):

Balance as of December 31, 2018	$589
Severance payments	(14)
Lease termination accretion	(575)
Balance as of March 31, 2019	$—
10. BUSINESS COMBINATIONS
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
A summary of the final composition of the stated Purchase Price and fair value of the stated Purchase Price is as follows (in thousands):

Purchase Price	$1,220,800
Working capital adjustment	(630)
Shareholder payable adjustment	880
Subtotal	1,221,050
Fair value adjustments:
Restricted stock marketability discount	(30,000)
Total fair value purchase price	$1,191,050
The final composition of the fair value of the consideration transferred is as follows (in thousands):

Cash	$1,107,220
Issuance of Class A common stock	70,000
Contingent consideration	14,460
Working capital adjustment	(630)
Total fair value purchase price	$1,191,050
The ABILITY Acquisition was accounted for using the acquisition method of accounting under ASC No. 805, Business Combinations, which requires that assets acquired and liabilities assumed are recognized at their estimated fair values. The excess of the aggregate consideration over the estimated fair values has been allocated to goodwill.
In addition, ASC No. 805 requires that the consideration transferred be measured at the closing date of the ABILITY Acquisition at the then-current market prices. The Company finalized the Purchase Price allocation as of March 31, 2019.
The following table summarizes the net assets acquired and liabilities assumed (in thousands):

Fair Value
Cash and cash equivalents	$23,850
Accounts receivable	16,739
Income tax receivable(2)	688
Prepaid expenses and other current assets	3,025
Property and equipment	3,095
Goodwill(1)(2)	770,949
Intangible assets(1)	490,000
Other assets	1,252
Accounts payable and accrued expenses	(6,863)
Deferred revenue	(7,000)
Other current liabilities	(507)
Other liabilities	(5,291)
Deferred tax liabilities(2)	(98,887)
Total consideration transferred	$1,191,050
______________________________________

(1)
The Company allocated a portion of the goodwill associated with the ABILITY Acquisition to the Inovalon reporting unit based on expected revenue synergies. As a result, the fair value of the customer relationships intangible asset was adjusted by $23.0 million during the third quarter of 2018.

(2)
The Company recognized a net purchase accounting adjustment of $1.8 million resulting in a decrease to goodwill. This adjustment was driven by a $7.5 million decrease to deferred tax liabilities primarily attributable to the tax impact related to the reduction to the fair value of the customer relationships intangible assets and an adjustment to income tax receivable of $0.2 million. These reductions to goodwill were partially offset by a $5.0 million increase in deferred tax liabilities related to tax basis goodwill and provision-to-tax adjustments from ABILITY’s 2017 tax return filings and an adjustment of $0.9 million to the shareholder payable attributable to the ABILITY Acquisition.
The amounts attributed to identified intangible assets are summarized in the table below (in thousands):

	Estimated Useful Life	Fair Value	Measurement Period Adjustments	Adjusted Fair Value
Customer relationships	12-14 years	$408,000	$(23,000)	$385,000
Technology	12-14 years	86,000	—	86,000
Trade names	16-18 years	19,000	—	19,000
Total intangible assets		$513,000	$(23,000)	$490,000
Acquisition-related costs were expensed as incurred. During 2018, the Company incurred acquisition-related costs of $6.5 million. Acquisition-related costs were recognized within “General and administrative” expenses in the accompanying consolidated statements of operations.
The following table presents revenue and loss before taxes of ABILITY, included in the consolidated statements of operations (in thousands):

Three Months Ended March 31, 2019
Revenue	$39,829
Loss before taxes	$(48)
The following pro forma financial information is based on Inovalon’s and Butler’s historical consolidated financial statements as adjusted to give effect to pro forma events that are (1) directly attributable to the ABILITY Acquisition, (2) factually supportable, and (3) with respect to the unaudited pro forma condensed combined statements of operations, expected to have a continuing impact on the combined results. The pro forma adjustments include, but are not limited to: (i) amortization of acquired intangible assets, (ii) net increase to interest expense resulting from the extinguishment of the 2014 Credit Facilities and historical Butler debt, borrowings under the 2018 Term Facility and the amortization of related debt issuance costs, and (iii) elimination of non-recurring acquisition and integration-related expenses. The following consolidated pro forma financial information is unaudited and gives effect to the transactions as if they had occurred on January 1, 2018 (in thousands):

Three Months Ended March 31, 2018
Revenue	$130,119
Loss before taxes	$(26,655)
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission (the “SEC”) on February 20, 2019 (the “2018 Form 10-K”). Unless we otherwise indicate or the context requires, references to the “Company,” “Inovalon,” “we,” “our,” and “us” refer to Inovalon Holdings, Inc. and its consolidated subsidiaries.
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
Forward-looking statements are only current predictions and are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from those anticipated by such statements. These factors include, among other factors, those set forth in our 2018 Form 10-K, under the heading Part I, Item 1A, “Risk Factors.”
You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-

looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. We are under no duty to, and we disclaim any obligation to, update any of these forward- looking statements after the date of this Quarterly Report or to conform these statements to actual results or revised expectations.
Overview
We are a leading provider of cloud-based platforms empowering data-driven healthcare. Through the Inovalon ONE® Platform, Inovalon brings to the marketplace a national-scale capability to interconnect with the healthcare ecosystem, aggregate and analyze data in real-time, and empower the application of resulting insights to drive meaningful impact at the point of care. Leveraging its platform, unparalleled proprietary data sets, and industry-leading subject matter expertise, Inovalon enables better care, efficiency, and financial performance across the healthcare ecosystem. From health plans and provider organizations, to pharmaceutical, medical device, and diagnostics companies, Inovalon’s unique achievement of value is delivered through the effective progression of “Turning Data into Insight, and Insight into Action®.” Supporting thousands of clients, including 24 of the top 25 U.S. health plans and 22 of the top 25 global pharma companies, Inovalon’s technology platforms and analytics are informed by data pertaining to more than 972,000 physicians, 531,000 clinical facilities, 271 million Americans, and 45 billion medical events.
We generate the substantial majority of our revenue through the sale or subscription licensing of our platform solutions, as well as revenue from related arrangements for advisory, implementation, and support services.
Recent Developments
We adopted new lease accounting guidance as of January 1, 2019 using the modified retrospective approach. Prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Accounting Standards Codification 840. Refer to “Note 5—Leases” in the Notes to our unaudited consolidated financial statements included under Part I, Item 1 within this Quarterly Report on Form 10-Q for additional information.
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

	March 31,
	2019	2018
	(in thousands)
MORE[2] Registry® dataset metrics(1)
Unique patient count(2)	271,486	243,421
Medical event count(3)	44,663,819	38,792,430
Trailing 12 month Patient Analytics Months (PAM)(1)(4)	51,768,491	45,171,786
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

	Three Months Ended March 31,
	2019	2018
Investment in Innovation:
Research and development(1)	$8,201	$6,421
Capitalized software development(2)	7,907	10,296
Research and development infrastructure investments(3)	1,170	8,765
Total investment in innovation	$17,278	$25,482
As a percentage of revenue
Research and development(1)	6%	7%
Capitalized software development(2)	5%	11%
Research and development infrastructure investments(3)	1%	9%
Total investment in innovation	12%	27%
_______________________________________

(1)	Research and development primarily includes employee costs related to the development and enhancement of our service offerings.

(2)	Capitalized software development includes capitalized costs incurred to develop and enhance functionality for our platform solutions.

(3)	Research and development infrastructure investments include strategic capital expenditures related to hardware and software platforms under development or enhancement.
Mix of Subscription-Based Platform Offerings and Legacy Solutions.    In 2018, we executed an intentional transition in our offering portfolio from legacy platform solutions to subscription-based cloud-based platform offerings with add-on advisory services. Subscription-based cloud-based platform offerings are generally defined as modular, cloud-based solutions that utilize dynamic, high-speed cloud-based compute and storage, offer enhanced data visualization capabilities, and are tied to subscription-based contract structures where revenue is predominantly based on factors such as the number of patients under contract or similar relevant metrics (e.g., the number of prescriptions issued), the size of the client, and/or a specific period of time. Additionally, we expanded our offerings of cloud-based SaaS solutions enabled by the Inovalon ONE® Platform which utilize Artificial Intelligence and machine learning application. Legacy platform solutions are generally defined as solutions historically not cloud-based in nature and not tied to subscription-based contract structures. We believe subscription-based cloud-based platform offerings provide more advanced capabilities, higher value, and greater visibility to clients, as well as improved visibility, market differentiation, and financial performance for us. Over time, we expect that subscription-based cloud-based platform offerings will continue to represent an increasing share of our total revenue, contributing to an increasing base of recurring revenue.
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

Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based on our unaudited consolidated financial statements, which have been prepared in accordance with GAAP. In connection with the preparation of our unaudited consolidated financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. We base our assumptions, estimates, and judgments on historical experience, current trends, and other factors we believe to be relevant at the time we prepare our unaudited consolidated financial statements. The accounting estimates used in the preparation of our unaudited consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained, and as our operating environment changes. On a regular basis, we review the accounting policies, assumptions, and evaluate and update our assumptions, estimates, and judgments to ensure that our unaudited consolidated financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.
Critical accounting policies are those policies that affect our more significant judgments and estimates used in the preparation of our unaudited consolidated financial statements. For a more detailed discussion of our critical accounting policies, please refer to our 2018 Form 10-K.
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
Interest Expense
Interest expense represents interest incurred on our 2018 Credit Facilities (as defined below, under the heading Liquidity and Capital Resources—Debt) and related interest rate swaps.
We expect our interest expense to increase in connection with the debt commitment discussed in “Note 6—Debt” and to fluctuate in proportion to our outstanding principal balance under the 2018 Credit Facilities (as defined below, under the heading Liquidity and Capital Resources—Debt) and the prevailing London Interbank Offer Rate (“LIBOR”) interest rate.
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

RESULTS OF OPERATIONS
The following table sets forth our consolidated statement of operations data for each of the periods presented (in thousands, except percentages):

	Three Months Ended March 31,		Change from 2018 to 2019
	2019	2018	$	%
Revenue	$145,491	$92,755	$52,736	57%
Expenses:
Cost of revenue(1)	37,203	33,491	3,712	11%
Sales and marketing(1)	13,526	7,902	5,624	71%
Research and development(1)	8,201	6,421	1,780	28%
General and administrative(1)	53,623	49,396	4,227	9%
Depreciation and amortization	27,047	16,380	10,667	65%
Total operating expenses	139,600	113,590	26,010	23%
Income (Loss) from operations	5,891	(20,835)	26,726	*%
Other income and (expenses):
Interest income	610	1,395	(785)	(56)%
Interest expense	(16,542)	(1,882)	(14,660)	(779)%
Other expense, net	(11)	(1,120)	*	*%
Loss before taxes	(10,052)	(22,442)	12,390	55%
Benefit from income taxes	(1,729)	(5,608)	3,879	69%
Net loss	$(8,323)	$(16,834)	$8,511	51%
________________________________________________

(1)	Includes stock-based compensation expense as follows:
	Cost of revenue	$77	$140	$(63)	(45)%
	Sales and marketing	300	469	(169)	(36)%
	Research and development	370	628	(258)	(41)%
	General and administrative	4,492	2,511	1,981	79%
	Total stock-based compensation expense	$5,239	$3,748	$1,491	40%
* Asterisk denotes not meaningful.

The following table sets forth our consolidated statement of operations data for each of the periods presented as a percentage of revenue:

	Three Months Ended March 31,
	2019	2018
Revenue	100%	100%
Expenses:
Cost of revenue	26%	36%
Sales and marketing	9%	9%
Research and development	6%	7%
General and administrative	37%	53%
Depreciation and amortization	19%	18%
Total operating expenses	97%	123%
Income (Loss) from operations	3%	(23)%
Other income and (expenses):
Interest income	*%	2%
Interest expense	(11)%	(2)%
Other expense, net	*%	(1)%
Loss before taxes	(8)%	(24)%
Benefit from income taxes	(1)%	(6)%
Net loss	(7)%	(18)%
* Asterisk denotes not meaningful.
Comparison of the Three Months Ended March 31, 2019 and 2018
Revenue
Revenue for the three months ended March 31, 2019 was $145.5 million, an increase of 57% compared with revenue of $92.8 million for the three months ended March 31, 2018. This increase was primarily attributable to $39.8 million in revenue from the acquired business of ABILITY, $11.3 million in revenue contributed from new clients signed, and an increase of $1.6 million in revenue from existing clients resulting from continued adoption of subscription-based platform offerings including cloud-based SaaS solutions enabled by the Inovalon ONE® Platform.
Cost of Revenue
During the three months ended March 31, 2019, cost of revenue increased by $3.7 million, or 11%, compared with the three months ended March 31, 2018. The increase in cost of revenue was primarily attributable to incremental cost of revenue of $5.0 million attributable to the acquired business of ABILITY, which was partially offset by a decrease in professional third-party costs of $1.3 million. Cost of revenue as a percentage of revenue was 26% and 36% for the three months ended March 31, 2019 and 2018, respectively, reflecting the factors discussed above as well as an increase in the mix of higher-margin platform solutions and cloud-based SaaS solutions as a percentage of revenue.
Sales and Marketing
During the three months ended March 31, 2019, sales and marketing expenses increased by $5.6 million, or 71%, compared with the three months ended March 31, 2018. The increase was primarily attributable to sales and marketing expenses of $5.3 million attributable to the acquired business of ABILITY. Sales and marketing expenses as a percentage of revenue was 9% for the three months ended March 31, 2019 and 2018.
Research and Development
During the three months ended March 31, 2019, research and development expense increased by $1.8 million, or 28%, compared with the three months ended March 31, 2018. The increase was primarily attributable to incremental expense of $2.5 million attributable to the acquired business of ABILITY.
General and Administrative
During the three months ended March 31, 2019, general and administrative expenses increased by $4.2 million, or 9%, compared with the three months ended March 31, 2018. The increase was primarily attributable to incremental expenses of $7.5 million attributable to the acquired business of ABILITY, which was partially offset by a decrease in employee-related expenses of $2.9 million. General and administrative expenses as a percentage of revenue was 37% and 53% for the three months ended March 31, 2019 and 2018, respectively.
Depreciation and Amortization
During the three months ended March 31, 2019, depreciation and amortization expense increased by $10.7 million, or 65%, compared with the three months ended March 31, 2018. The increase was primarily attributable to an increase in amortization of acquired intangible assets of $9.3 million.
Interest Income
During the three months ended March 31, 2019, interest income decreased by $0.8 million, compared with the three months ended March 31, 2018. The decrease in our interest income was primarily attributable to a decrease in the balance of our available-for-sale short term investment portfolios as a result of the liquidation of certain investments to fund the ABILITY Acquisition and resulted in a decrease in earnings derived from these investments.
Interest Expense
During the three months ended March 31, 2019, interest expense increased by $14.7 million, compared with the three months ended March 31, 2018. The increase in interest expense was primarily attributable an increase in borrowings in connection with the 2018 Term Facility (as defined below, under the heading Liquidity and Capital Resources—Debt) and an increase in expense related to the interest rate swaps entered into in connection with the 2018 Term Facility.
Benefit from Income Taxes
During the three months ended March 31, 2019, the benefit from income taxes was $1.7 million compared to $5.6 million for the three months ended March 31, 2018. Our effective tax rate for the three months ended March 31, 2019 was approximately 17.2%, compared with approximately 25.0% for the three months ended March 31, 2018. The decrease in our effective tax rate is primarily a result of non-deductible transaction costs incurred during the first quarter of 2018 in connection with the ABILITY acquisition and the impact of certain discrete tax items.
Liquidity and Capital Resources
Sources of Liquidity
Our principal sources of liquidity have been cash generated by operating activities and proceeds from our 2018 Credit Facilities. Our cash generated from such means has been sufficient to fund our growth, including our capital expenditures. As of March 31, 2019, our cash, cash equivalents and short-term investments totaled $121.7 million, of which $1.8 million represented short-term, available-for-sale, investment grade, domestic debt-securities, compared with $450.3 million of cash, cash equivalents, and short-term investments as of March 31, 2018, of which $40.3 million represented short-term, available-for-sale, investment grade, domestic debt-securities.
We believe our current cash, cash equivalents, and short-term investments balance, expected cash generated by operating activities and availability of cash under our 2018 Credit Facilities are sufficient to fund our operations, finance our strategic initiatives, and fund our investment in innovation and new service offerings, for the foreseeable future. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our 2018 Credit Facilities.
Debt
On September 19, 2014, we entered into a Credit and Guaranty Agreement with a group of lenders and Goldman Sachs Bank USA, as administrative agent, providing for a senior unsecured term loan facility in the original principal amount of $300.0 million (the “2014 Term Facility”) and a senior unsecured revolving credit facility in the maximum principal amount of $100.0 million (the “2014 Revolving Credit Facility” and, together with the Term Facility, the “2014 Credit Facilities”).
On April 2, 2018, we paid in full all existing debt obligations under the 2014 Credit Facilities and terminated all commitments to extend further credit thereunder. On April 2, 2018, we entered into a credit agreement with a group of lenders and Morgan Stanley Senior Funding, Inc., as administrative agent, to provide a secured credit facility which is comprised of: (i) a term loan B facility with us as borrower in a total principal amount of $980.0 million (the “2018 Term Facility”); and (ii) a revolving credit facility with us as borrower in a total principal amount of up to $100.0 million (the “2018 Revolving Facility” together with the 2018 Term Facility, the “2018 Credit Facilities”). As of March 31, 2019, we had $100.0 million available to us consisting of $99.0 million under the 2018 Revolving Facility and a letter of credit of $1.0 million. See “Note 6—Debt” in the Notes to our unaudited consolidated financial statements included under Part I, Item 1 within this Quarterly Report on Form 10-Q for additional information.

As of March 31, 2019, we had outstanding indebtedness under the 2018 Term Facility and finance lease liabilities of $947.8 million and $16.5 million, respectively. As of March 31, 2018, we had outstanding indebtedness under the 2014 Term Facility and finance lease liabilities of $225.0 million and $16.9 million, respectively. The 2018 Term Facility has a seven year term and is an amortizing facility with quarterly principal payments and monthly interest payments. Scheduled principal payments totaling $2.5 million and scheduled interest payments totaling $15.6 million were paid during the three months ended March 31, 2019. As of March 31, 2019, we were in compliance with the covenants under the 2018 Credit Agreement.
Cash Flows
Operating Cash Flow Activities
Cash provided by operating activities during the three months ended March 31, 2019 was $14.8 million, representing an increase in cash inflow of $7.9 million compared with the three months ended March 31, 2018. The increase in cash provided by operating activities was primarily driven by an increase in operating income and an increase of $2.1 million in cash received for income taxes due to net tax refunds during the three months ended March 31, 2019 compared with net tax payments during the three months ended March 31, 2018.
Investing Cash Flow Activities
Cash used in investing activities during the three months ended March 31, 2019 was $6.3 million compared with cash provided by investing activities of $204.5 million during the three months ended March 31, 2018. The change in cash used in investing activities was primarily due to a decrease in sales and maturities of short term investments of $220.1 million, which was partially offset by a decrease in capital expenditures of $9.3 million.
We make investments in innovation, including research and development expense, capital software development costs, and research and development infrastructure investments, on a recurring basis.
Financing Cash Flow Activities
Cash used in financing activities during the three months ended March 31, 2019 was $4.2 million, compared with $10.3 million during the three months ended March 31, 2018. The decrease in cash used in financing activities was primarily due to lower scheduled principal payments on the 2018 Credit Facility borrowings.
Contractual Obligations
During the three months ended March 31, 2019, there have been no material changes, outside of the ordinary course of business, in our contractual obligations previously disclosed under the caption “Contractual Obligations” in our 2018 Form 10-K.
Off-Balance Sheet Arrangements
As of March 31, 2019, we did not have any off-balance sheet arrangements.
Recently Issued Accounting Standards
Recently issued accounting standards and their expected impact, if any, are discussed in “Note 1—Basis of Presentation”, in the notes to our unaudited consolidated financial statements, included under Item 1 within this Quarterly Report on Form 10-Q and in “Note 2—Summary of Significant Accounting Policies,” in the notes to our consolidated financial statements, included under Item 15 within our 2018 Form 10-K.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risk subsequent to the previous disclosure in Part I—Item 1A (“Risk Factors”) of our 2018 Form 10-K.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that, as of March 31, 2019, our disclosure controls and procedures were designed at a reasonable assurance level to ensure that material information relating to Inovalon Holdings, Inc., including its consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and that our disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings
See “Note 8—Commitments and Contingencies” in the Notes to our unaudited consolidated financial statements included under Part I, Item 1 within this Quarterly Report on Form 10-Q.
Item 1A.    Risk Factors
For a discussion of potential risks and uncertainties related to our Company see the information in Part I, Item 1A (“Risk Factors”) of our 2018 Form 10-K for the year ended December 31, 2018. There have been no material changes to the risk factors previously disclosed in our 2018 Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Use of Proceeds from Registered Securities
None.
Purchases of Equity Securities by the Issuer or Affiliated Purchasers
The following table presents a summary of share repurchases made by the Company during the quarter ended March 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or approximate dollar value) that May Yet be Purchased under the Plans or Programs
January 1 – January 31	—	$—	—	$—
February 1 – February 28	—	—	—	—
March 1 – March 31(1)	50,354	12.90	50,354	—
Total	50,354	$12.90	50,354	$—
_______________________________________

(1)
On March 5, 2019, we directed the administrator of the Company's Employee Stock Purchase Plan (“ESPP”) to purchase 50,354 shares of Class A common stock in the open market for a total of approximately $0.6 million, for issuance to the ESPP participants at a discounted price of $11.17 per share. The Company may, in its discretion, based on market conditions, relative transaction costs and the Company's need for additional capital, continue to instruct the plan administrator to make semi-annual open market purchases of Class A common stock for ESPP participants to coincide with the ESPP's designated semi-annual purchase dates.

Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits
EXHIBIT INDEX

Exhibit Number		Description of Document
3.1		Second Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A dated February 6, 2015.

3.2		Amendment to Second Amended and Restated Bylaws of Inovalon Holdings, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 7, 2019.

31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase

101.LAB	*	XBRL Taxonomy Extension Label Linkbase

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase
_____________________________________

*	Filed herewith.

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

Date: May 1, 2019	INOVALON HOLDINGS, INC.
	By:	/s/ KEITH R. DUNLEAVY, M.D.
Keith R. Dunleavy, M.D. Chief Executive Officer & Chairman (Principal Executive Officer)

	By:	/s/ JONATHAN R. BOLDT
Jonathan R. Boldt Chief Financial Officer (Principal Financial Officer)