Form 10-Q
period 2019-06-30
Inovalon Holdings, Inc.
filed 2019-07-31
CIK 1619954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2019
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-36841
_______________________________________________________
Inovalon Holdings, Inc.
(Exact name of registrant as specified in its charter)
_______________________________________________________

Delaware		47-1830316
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
4321 Collington Road,
Bowie,	Maryland	20716
(Address of principal executive offices)		(Zip Code)
(301) 809-4000
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name Of Each Exchange On Which Registered	Ticker Symbol
Class A Common Stock, $0.000005 par value per share	NASDAQ Global Select Market	INOV
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of July 19, 2019, the registrant had 73,924,009 shares of Class A common stock outstanding and 80,287,495 shares of Class B common stock outstanding.

INOVALON HOLDINGS, INC.
FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019

PART I—FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
INOVALON HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and par value amounts)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$129,850	$115,591
Short-term investments	503	7,000
Accounts receivable (net of allowances of $4,667 and $3,350 at June 30, 2019 and December 31, 2018, respectively)	115,440	104,405
Prepaid expenses and other current assets	21,283	34,801
Income tax receivable	5,228	10,330
Total current assets	272,304	272,127
Non-current assets:
Property, equipment and capitalized software, net	136,592	141,758
Operating lease right-of-use assets	47,567	—
Goodwill	955,881	956,029
Intangible assets, net	509,110	535,343
Other assets	19,498	16,158
Total assets	$1,940,952	$1,921,415
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$32,220	$31,295
Accrued compensation	21,660	25,298
Other current liabilities	39,050	51,384
Deferred revenue	19,934	20,628
Credit facilities	9,800	9,800
Operating lease liabilities	9,095	—
Finance lease liabilities	2,386	2,905
Total current liabilities	134,145	141,310
Non-current liabilities:
Credit facilities, less current portion	936,583	939,514
Operating lease liabilities, less current portion	42,900	—
Finance lease liabilities, less current portion	13,545	13,927
Other liabilities	48,540	33,406
Deferred income taxes	99,105	110,669
Total liabilities	1,274,818	1,238,826
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.000005 par value, 900,000,000 shares authorized, zero shares issued and outstanding at each of June 30, 2019 and December 31, 2018, respectively	—	—
Class A common stock, $0.000005 par value, 750,000,000 shares authorized; 88,549,955 shares issued and 73,929,780 shares outstanding at June 30, 2019; 86,679,575 shares issued and 72,059,400 shares outstanding at December 31, 2018	—	—
Class B common stock, $0.000005 par value, 150,000,000 shares authorized; 80,287,495 shares issued and outstanding at June 30, 2019; 80,608,685 shares issued and outstanding at December 31, 2018	1	1
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, zero shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	—	—
Additional paid-in-capital	625,908	618,674
Retained earnings	266,686	270,471
Treasury stock, at cost, 14,620,175 shares at June 30, 2019 and December 31, 2018, respectively	(199,817)	(199,817)
Other comprehensive loss	(26,644)	(6,740)
Total stockholders’ equity	666,134	682,589
Total liabilities and stockholders’ equity	$1,940,952	$1,921,415

See notes to consolidated financial statements.

INOVALON HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per-share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$156,977	$152,798	$302,468	$245,553
Expenses:
Cost of revenue(1)	41,118	39,015	78,321	72,506
Sales and marketing(1)	14,306	12,045	27,832	19,947
Research and development(1)	7,898	7,545	16,099	13,966
General and administrative(1)	45,694	60,174	99,317	109,570
Depreciation and amortization	27,420	26,906	54,467	43,286
Restructuring expense	—	9,464	—	9,464
Total operating expenses	136,436	155,149	276,036	268,739
Income (Loss) from operations	20,541	(2,351)	26,432	(23,186)
Other income and (expenses):
Interest income	664	154	1,274	1,549
Interest expense	(16,649)	(15,568)	(33,191)	(17,450)
Other expense, net	—	(511)	(11)	(1,631)
Income (Loss) before taxes	4,556	(18,276)	(5,496)	(40,718)
Provision for (Benefit from) income taxes	18	(7,810)	(1,711)	(13,418)
Net income (loss)	$4,538	$(10,466)	$(3,785)	$(27,300)
Net income (loss) attributable to common stockholders, basic and diluted	$4,403	$(10,466)	$(3,785)	$(27,300)
Net income (loss) per share attributable to common stockholders, basic and diluted:
Basic net income (loss) per share	$0.03	$(0.07)	$(0.03)	$(0.19)
Diluted net income (loss) per share	$0.03	$(0.07)	$(0.03)	$(0.19)
Weighted average shares of common stock outstanding:
Basic	148,136	147,181	147,956	143,301
Diluted	148,478	147,181	147,956	143,301
________________________________________________

(1)	Includes stock-based compensation expense as follows:
	Cost of revenue	$78	$(87)	$155	$53
	Sales and marketing	339	(401)	639	68
	Research and development	379	330	749	958
	General and administrative	1,986	2,802	6,478	5,313
	Total stock-based compensation expense	$2,782	$2,644	$8,021	$6,392

See notes to consolidated financial statements.

INOVALON HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$4,538	$(10,466)	$(3,785)	$(27,300)
Other comprehensive loss:
Realized losses on cash flow hedges reclassified from accumulated other comprehensive income, net of tax of $(193), $(268), $(363) and $(268), respectively	409	570	768	570
Net change in unrealized losses on cash flow hedges, net of tax of $5,799, $64, $9,783 and $64, respectively	(12,260)	(135)	(20,684)	(135)
Realized losses on short-term investments reclassified from accumulated other comprehensive income, net of tax of $0, $0, $0 and $(319), respectively	—	—	—	716
Net change in unrealized gains and (losses) on available-for-sale investments, net of tax of $(1), $(14), $(6) and $91, respectively	1	31	12	(204)
Reclassification of income tax effects of the Tax Cuts and Jobs Act of 2017	—	—	—	(102)
Comprehensive loss	$(7,312)	$(10,000)	$(23,689)	$(26,455)

See notes to consolidated financial statements.

INOVALON HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands, except share amounts)

	Issued Class A Common Stock		Issued Class B Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance—January 1, 2019	86,679,575	$—	80,608,685	$1	(14,620,175)	$(199,817)	$618,674	$270,471	$(6,740)	$682,589
Stock-based compensation expense	—	—	—	—	—	—	5,163	—	—	5,163
Conversion Class B to Class A common stock	460,000	—	(460,000)	—	—	—	—	—	—	—
Issuance of shares related to restricted stock units and awards	759,409	—	—	—	—	—	—	—	—	—
Shares withheld for employee taxes upon conversion of restricted stock	(82,978)	—	—	—	—	—	(1,086)	—	—	(1,086)
Other comprehensive loss	—	—	—	—	—	—	—	—	(8,054)	(8,054)
Net loss	—	—	—	—	—	—	—	(8,323)	—	(8,323)
Balance—March 31, 2019	87,816,006	$—	80,148,685	$1	(14,620,175)	$(199,817)	$622,751	$262,148	$(14,794)	$670,289
Stock-based compensation expense	—	—	—	—	—	—	2,740	—	—	2,740
Exercise of stock options	85,038	—	139,270	—	—	—	1,817	—	—	1,817
Conversion Class B to Class A common stock	460	—	(460)	—	—	—	—	—	—	—
Issuance of shares related to restricted stock units and awards	753,800	—	—	—	—	—	—	—	—	—
Shares withheld for employee taxes upon conversion of restricted stock	(105,349)	—	—	—	—	—	(1,400)	—	—	(1,400)
Other comprehensive loss	—	—	—	—	—	—	—	—	(11,850)	(11,850)
Net income	—	—	—	—	—	—	—	4,538	—	4,538
Balance—June 30, 2019	88,549,955	$—	80,287,495	$1	(14,620,175)	$(199,817)	$625,908	$266,686	$(26,644)	$666,134

INOVALON HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(Unaudited, in thousands, except share amounts)

	Issued Class A Common Stock		Issued Class B Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance—January 1, 2018	77,588,018	$—	80,957,495	$1	(14,620,175)	$(199,817)	$534,159	$308,905	$(476)	$642,772
Stock-based compensation expense	—	—	—	—	—	—	3,723	—	—	3,723
Exercise of stock options	211,002	—	—	—	—	—	1,450	—	—	1,450
Conversion Class B to Class A common stock	348,810	—	(348,810)	—	—	—	—	—	—	—
Issuance of shares related to restricted stock units and awards	452,657	—	—	—	—	—	—	—	—	—
Shares withheld for employee taxes upon conversion of restricted stock	(33,980)	—	—	—	—	—	(459)	—	—	(459)
Other comprehensive income	—	—	—	—	—	—	—	—	379	379
Adjustment to retained earnings for adoption of ASC 606	—	—	—	—	—	—	—	628	—	628
Adjustment to retained earnings for adoption of ASU 2018-02	—	—	—	—	—	—	—	102	—	102
Net loss	—	—	—	—	—	—	—	(16,834)	—	(16,834)
Balance—March 31, 2018	78,566,507	$—	80,608,685	$1	(14,620,175)	$(199,817)	$538,873	$292,801	$(97)	$631,761
Stock-based compensation expense	—	—	—	—	—	—	2,609	—	—	2,609
Issuance of common stock related to business combination	7,598,731	—	—	—	—	—	70,000	—	—	70,000
Exercise of stock options	21,059	—	—	—	—	—	163	—	—	163
Conversion Class B to Class A common stock	—	—	—	—	—	—	—	—	—	—
Issuance of shares related to restricted stock units and awards	466,474	—	—	—	—	—	—	—	—	—
Shares withheld for employee taxes upon conversion of restricted stock	(60,521)	—	—	—	—	—	(610)	—	—	(610)
Other comprehensive income	—	—	—	—	—	—	—	—	466	466
Net loss	—	—	—	—	—	—	—	(10,466)	—	(10,466)
Balance—June 30, 2018	86,592,250	$—	80,608,685	$1	(14,620,175)	$(199,817)	$611,035	$282,335	$369	$693,923

See notes to consolidated financial statements.

INOVALON HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(3,785)	$(27,300)
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	8,021	6,392
Depreciation	28,234	25,638
Amortization of intangibles	26,233	17,648
Amortization of debt issuance costs and debt discount	2,155	1,024
Deferred income taxes	(1,836)	(13,151)
Restructuring expense, non-cash	—	8,583
Change in fair value of contingent consideration	517	8,700
Other	1,703	1,895
Changes in assets and liabilities:
Accounts receivable	(12,351)	(7,312)
Prepaid expenses and other current assets	(1,634)	(3,222)
Income taxes receivable	5,239	(330)
Other assets	(3,552)	(5,727)
Accounts payable and accrued expenses	2,432	(10,676)
Accrued compensation	(4,105)	2,336
Other current and non-current liabilities	(6,665)	11,385
Deferred revenue	(694)	4,241
Net cash provided by operating activities	39,912	20,124
Cash flows from investing activities:
Maturities of short-term investments	6,464	87,901
Sales of short-term investments	—	161,772
Purchases of property and equipment	(8,510)	(16,476)
Investment in capitalized software	(16,776)	(22,532)
Acquisition, net of cash acquired of $0 and $23,850, respectively	—	(1,082,740)
Net cash used in investing activities	(18,822)	(872,075)
Cash flows from financing activities:
Proceeds from credit facility borrowings, net of discount	—	965,300
Repayment of credit facility borrowings	(4,900)	(236,250)
Payments for debt issuance costs	—	(18,269)
Proceeds from exercise of stock options	1,817	1,613
Finance lease liabilities paid	(1,262)	(311)
Tax payments for equity award issuances	(2,486)	(1,069)
Net cash (used in) provided by financing activities	(6,831)	711,014
Increase (Decrease) in cash and cash equivalents	14,259	(140,937)
Cash and cash equivalents, beginning of period	115,591	208,944
Cash and cash equivalents, end of period	$129,850	$68,007
Supplementary cash flow disclosure:
Income taxes (received) paid, net	$(5,254)	$107
Interest paid	31,465	11,131
Non-cash transactions:
Operating lease obligations incurred	20,570	—
Finance lease obligations incurred	20	4,602
Accruals for purchases of property, equipment	893	7,292
Accruals for investment in capitalized software	1,427	1,841
Acquisition consideration	—	83,580

See notes to consolidated financial statements.

INOVALON HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared by Inovalon Holdings, Inc. (“Inovalon” or the “Company”) in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Rule 10-01 of Regulation S-X. Accordingly, the unaudited consolidated financial statements may not include all of the information and notes required by GAAP for audited financial statements. The year-end December 31, 2018 consolidated balance sheet data included herein was derived from audited financial statements but does not include all disclosures required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of items of a normal and recurring nature, necessary to present fairly the Company’s financial position as of June 30, 2019, the results of operations, comprehensive loss, and stockholders’ equity, for the three and six month periods ended June 30, 2019 and 2018, and cash flows for the six months ended June 30, 2019 and 2018. The results of operations for the three and six month periods ended June 30, 2019 and 2018 are not necessarily indicative of the results to be expected for the full year. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities, and related disclosures, as of the date of the financial statements, and the amounts of revenue and expenses reported during the period. Actual results could differ from estimates. The information contained herein should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”).
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

2. REVENUE
The Company primarily derives its revenues through the sale or subscription licensing of its platform solutions and services. The following table disaggregates revenue by offering (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Platform solutions(1)	$140,289	$138,209	$270,241	$217,175
Services(2)	16,688	14,589	32,227	28,378
Total revenue	$156,977	$152,798	$302,468	$245,553
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
Contract Balances
The Company had an unbilled receivables balance of $21.0 million and $20.5 million as of June 30, 2019 and December 31, 2018, respectively. Unbilled receivables are classified as accounts receivable on the consolidated balance sheet. The Company had deferred commissions of $9.2 million and $5.7 million as of June 30, 2019 and December 31, 2018, respectively.
The Company had a deferred revenue balance of $19.9 million and $20.6 million as of June 30, 2019 and December 31, 2018, respectively. Revenue recognized during the three and six months ended June 30, 2019 that was included in the deferred revenue balance at the beginning of the year was $6.4 million and $13.1 million, respectively.
3. NET INCOME (LOSS) PER SHARE
Holders of all outstanding classes of common stock participate ratably in earnings on an identical per share basis as if all shares were a single class. Basic earnings per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of shares of common stock (Class A common stock and Class B common stock) outstanding during the period. Diluted EPS is computed by dividing net income by the sum of the weighted average number of shares of common stock outstanding and potentially dilutive securities outstanding during the period under the treasury stock method. If the Company incurs a loss from continuing operations, diluted EPS is computed in the same manner as basic EPS. Potentially dilutive securities include stock options, restricted stock units (“RSUs”) and restricted stock awards (“RSAs”). Under the treasury stock method, dilutive securities are assumed to be exercised at the beginning of the periods and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Securities are excluded from the computations of diluted earnings per share if their effect would be anti-dilutive to EPS.
On February 18, 2015, the date of the completion of the Company’s IPO, the Company’s 2015 Omnibus Incentive Plan (the “2015 Plan”) became effective. The 2015 Plan provided for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), to the Company’s employees and any parent and subsidiary employees, and for the grant of non-qualified stock options, stock appreciation rights, restricted stock, RSAs, RSUs, dividend equivalent rights, cash-based awards (including annual cash incentives and long-term cash incentives), and any combination thereof to the Company’s employees, directors, and consultants and to employees, directors, and consultants of certain affiliated entities. At the Company’s annual meeting of stockholders held on June 5, 2019, the Company’s stockholders, upon the recommendation of the Board of Directors of the Company (the “Board”), approved the Amended and Restated 2015 Omnibus Incentive Plan (the “Amended Plan”), which was previously adopted by the Board on February 14, 2019, subject to the approval by the stockholders. The Amended Plan (i) increases the maximum number of shares of the Company’s Class A common stock available for issuance by 6,000,000 shares to a total of 13,335,430; (ii) removes the provisions regarding Section 162(m) of the Code that are no longer relevant due to recent changes to the Code pursuant to the Tax Cuts and Jobs Act of 2017, which eliminated the “performance-based compensation” exception to the deduction limitation under Section 162(m) of the Code and (iii) extends the term of the Amended Plan until the tenth anniversary of the date of Board approval of the Amended Plan.
The Company has issued RSAs under the Amended Plan. The Company considers issued and unvested RSAs to be participating securities as the holders of these RSAs have a non-forfeitable right to dividends in the event of the Company’s declaration of a dividend on shares of Class A and Class B common stock. Subsequent to the issuance of the participating securities, the Company applied the two-class method required in calculating net income (loss) per share of Class A and Class B common stock. Under the two-class method, net income attributable to common stockholders is determined by allocating undistributed earnings, calculated as net income, less earnings attributable to participating securities. The net income per share attributable to common stockholders is allocated based on the contractual participation rights of the Class A common stock and Class B common stock as if the income for the period has been distributed. As the liquidation and dividend rights are identical for both classes of common stock, the net income attributable to common stockholders is allocated on a proportionate basis. If the Company incurs a loss from continuing operations, losses are not allocated to participating securities.
The following table reconciles the weighted average shares outstanding for basic and diluted EPS for the periods indicated (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic
Numerator:
Net income (loss)	$4,538	$(10,466)	$(3,785)	$(27,300)
Undistributed earnings allocated to participating securities	(135)	—	—	—
Net income (loss) attributable to common stockholders—basic	$4,403	$(10,466)	$(3,785)	$(27,300)
Denominator:
Weighted average shares used in computing net income per share attributable to common stockholders—basic	148,136	147,181	147,956	143,301
Net income (loss) per share attributable to common stockholders—basic	$0.03	$(0.07)	$(0.03)	$(0.19)
Diluted
Numerator:
Net income (loss) attributable to common stockholders—diluted	$4,403	$(10,466)	$(3,785)	$(27,300)
Denominator:
Number of shares used for basic EPS computation	148,136	147,181	147,956	143,301
Effect of dilutive securities	342	—	—	—
Weighted average shares used in computing net loss per share attributable to common stockholders—diluted	148,478	147,181	147,956	143,301
Net income (loss) per share attributable to common stockholders—diluted	$0.03	$(0.07)	$(0.03)	$(0.19)

The computation of diluted EPS does not include certain awards, on a weighted average basis, because their inclusion would have an anti-dilutive effect on EPS. The awards excluded because of their anti-dilutive effect are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Awards excluded from the computation of diluted net income (loss) per share because their inclusion would have been anti-dilutive	5	141	5	132

4. SHORT-TERM INVESTMENTS
As of June 30, 2019, short-term investments consisted of the following (in thousands):

	Amortized Cost	Estimated Fair Value
Available-for-sale securities:
Corporate notes and bonds	$503	$503
Total available-for-sale securities	$503	$503

As of December 31, 2018, short-term investments consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Corporate notes and bonds	$7,018	$—	$(18)	$7,000
Total available-for-sale securities	$7,018	$—	$(18)	$7,000

The following table summarizes the estimated fair value of our short-term investments, designated as available-for-sale and classified by the contractual maturity date of the securities as of the dates shown (in thousands):

	June 30, 2019	December 31, 2018
Due in one year or less	$503	$7,000

The Company did not have available-for-sale securities in a gross unrealized loss position as of June 30, 2019.
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
The Company leases office space, data center facilities, printers, and equipment with remaining lease terms ranging from one year to twelve years, some of which contain renewal or purchase options. The exercise of these options is at the Company’s sole discretion. The Company has entered into sublease agreements for unoccupied leased office space and records sublease income netted against rent expense. Additionally, the Company is required to maintain a standby letter of credit in the amount of $1.0 million to satisfy the requirements of a certain lease agreement.
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
Finance lease right-of-use assets of $15.4 million are included in property, equipment, and capitalized software, net on the consolidated balance sheet.

The following table presents components of lease expense for the three and six months ended June 30, 2019 (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Finance lease cost
Amortization of right-of-use assets	$491	$1,041
Interest on lease liabilities	127	261
Operating lease cost	3,502	5,613
Variable lease cost	469	963
Sublease income	(317)	(634)
Total lease cost	$4,272	$7,244

Maturities of lease liabilities as of June 30, 2019 are as follows (in thousands):

	Operating Leases	Finance Leases
2019	$2,411	$1,361
2020	3,921	2,937
2021	8,730	2,381
2022	8,288	1,185
2023	6,835	1,275
Thereafter	37,585	8,816
Total future minimum lease payments	67,770	17,955
Less: Interest	(15,775)	(2,024)
Total	$51,995	$15,931

Future non-cancellable lease payments as of December 31, 2018 are as follows (in thousands):

	Operating Leases	Finance Leases
Year ending December 31,
2019	$11,250	$3,509
2020	7,059	2,567
2021	5,898	2,017
2022	5,303	1,181
2023	3,821	1,275
Thereafter	15,599	8,831
Total future minimum lease payments	48,930	19,380
Less: Interest	—	(2,548)
Total	$48,930	$16,832

Supplemental cash flow information related to leases for the three and six months ended June 30, 2019 are as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$3,416	$6,989
Operating cash flows for financing leases	127	260
Financing cash flows for financing leases	679	1,262
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$17,810	$20,800
Finance leases	20	20

Supplemental balance sheet information related to leases as of June 30, 2019 are as follows:

June 30, 2019
Weighted average remaining lease term:
Operating leases	5 years
Financing leases	8 years
Weighted average discount rate:
Operating leases	4.7%
Financing leases	3.1%

6. DEBT
On April 2, 2018, the Company entered into a credit agreement (the “2018 Credit Agreement”) with a group of lenders and Morgan Stanley Senior Funding, Inc. (“MSSF”), as administrative agent, providing for (i) a term loan B facility with the Company as borrower in a total principal amount of $980.0 million (the “2018 Term Facility”); and (ii) a revolving credit facility with the Company as borrower in a total principal amount of up to $100.0 million (the “2018 Revolving Facility” and, together with the 2018 Term Facility, the “2018 Credit Facilities”). The 2018 Revolving Facility will terminate on April 2, 2023 and the 2018 Term Facility will mature on April 2, 2025. The entire $980.0 million 2018 Term Facility was borrowed on April 2, 2018 and was used to pay off all of the Company’s existing debt obligations as well as to provide the financing necessary to fund, in part, the cash consideration paid to acquire ABILITY (as defined in Note 9—Business Combinations). As of June 30, 2019, the Company had $100.0 million available to it consisting of $99.0 million on the 2018 Revolving Facility and a letter of credit of $1.0 million.
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
The following table discloses the outstanding debt at each balance date as follows (in thousands):

	June 30, 2019	December 31, 2018
2018 Term Facility(1)	$946,383	$949,314
Less: current portion	9,800	9,800
Non-current Credit Facilities	$936,583	$939,514
______________________________________

(1)
The 2018 Term Facility is presented net of unamortized deferred financing fees and original issue discount (“OID”) of $26.3 million and $28.2 million as of June 30, 2019 and December 31, 2018, respectively.

The Company and its Restricted Subsidiaries (as defined in the 2018 Credit Agreement) are subject to certain affirmative and negative covenants under the 2018 Credit Agreement, and the 2018 Credit Agreement includes certain customary representations and warranties of the Company. As of June 30, 2019, the Company is in compliance with the covenants under the 2018 Credit Agreement.

7. FAIR VALUE MEASUREMENTS
The following table presents the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$41,038	$—	$—	$41,038
Short-term investments:
Corporate notes and bonds	—	503	—	503
Other current liabilities:
Interest rate swaps	—	(6,465)	—	(6,465)
Contingent consideration	—	—	(17,881)	(17,881)
Other liabilities
Interest rate swaps	—	(32,800)	—	(32,800)
Contingent consideration	—	—	(14,460)	(14,460)
Total	$41,038	$(38,762)	$(32,341)	$(30,065)
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

The following table presents financial instruments measured at fair value using unobservable inputs (Level 3) (in thousands):

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	June 30, 2019	December 31, 2018
Balance, beginning of period	$(31,824)	$(7,400)
Fair value adjustment(1)(2)	(165)	(6,159)
Accretion expense (recognized in general and administrative expenses)	(352)	(1,053)
Contingent consideration attributable to and assumed from ABILITY Acquisition	—	(17,212)
Total	$(32,341)	$(31,824)
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

2018 Credit Facilities
The Company records debt on the balance sheet at carrying value. The estimated fair value of the Company’s debt is determined based on Level 2 inputs including current market rates for similar types of borrowings. The following table presents the carrying value and fair value of the Company’s debt (including the current portion thereof) as of June 30, 2019 (in thousands):

June 30, 2019
Carrying value	$946,383
Fair value	$945,200

Interest Rate Swaps
In connection with the 2018 Credit Agreement, the Company entered into four interest rate swaps during the second quarter of 2018, each of which mature in March 2025, to mitigate the risk of a rise in interest rates. These interest rate swaps mitigate the exposure on the variable component of interest on the Company’s 2018 Credit Facility. The interest rate swaps fix the LIBOR component of interest on $700.0 million of the 2018 Term Facility at a weighted average rate of approximately 2.8%. See “Note 6—Debt” for additional information. These interest rate swaps are designated as cash flow hedges and are deemed highly effective under ASC 815, Derivatives and Hedging. The interest rate swaps are recorded on the balance sheet at fair value as either assets or liabilities and any changes to the fair value are recorded through accumulated other comprehensive income and reclassified into interest expense in the same period in which the hedged transaction is recognized in earnings. Cash flows from interest rate swaps are reported in the same category as the cash flows from the items being hedged.
The following table presents the fair value of interest rate swaps on the balance sheet as of June 30, 2019 (in thousands):

	Liability Derivative
	Balance Sheet Location	Fair Value
Interest rate swap contract	Other current liabilities	$(6,465)
Interest rate swap contract	Other liabilities	$(32,800)

The following table presents the fair value of interest rate swaps on the balance sheet as of December 31, 2018 (in thousands):

	Liability Derivative
	Balance Sheet Location	Fair Value
Interest rate swap contract	Other current liabilities	$(1,778)
Interest rate swap contract	Other liabilities	$(8,151)

The following table presents the location and amount of gains and losses on interest rate swaps included in other comprehensive income (“OCI”) and the statement of operations for the three and six months ended June 30, 2019 and 2018 (in thousands):

Three Months Ended June 30, 2019	Gain (Loss) recognized in OCI	Statement of Operations Location	(Gain) Loss reclassified from OCI
Interest rate swap contract	$(18,059)	Interest expense	$602

Six Months Ended June 30, 2019	Gain (Loss) recognized in OCI	Statement of Operations Location	(Gain) Loss reclassified from OCI
Interest rate swap contract	$(30,467)	Interest expense	$1,131

Three and Six Months Ended June 30, 2018	Gain (Loss) recognized in OCI	Statement of Operations Location	(Gain) Loss reclassified from OCI
Interest rate swap contract	$(199)	Interest expense	$838
The net amount of accumulated other comprehensive income expected to be reclassified to interest expense in the next 12 months is $6.6 million.
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
There have been no significant or material developments to current legal proceedings, including the estimated effects on the Company’s consolidated financial statements and note disclosures, subsequent to the disclosure previously provided in Note 11 of the Notes to the Consolidated Financial Statements in the 2018 Form 10-K, other than the following update with respect to the Xiang v. Inovalon Holdings, Inc., et.al., No. 1:16-cv-04923 case filed in the United States District Court for the Southern District of New York on June 24, 2016 against the Company, certain officers, directors and underwriters in the Company’s initial public offering. As previously disclosed, on February 20, 2019, the parties executed a settlement agreement, which was subject to Court approval, providing for the dismissal of all claims against the defendants in connection with the securities class action suit, and providing for a payment to the class of $17 million, of which the Company agreed to contribute $1.7 million, which was recorded in the Company’s 2018 financial statements, with the remaining amounts paid by the Company’s insurance carriers. On July 15, 2019, the Court entered an Order and Final Judgment, granting final approval of the settlement and dismissing the litigation.
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
ABILITY is a leading cloud-based Software-as-a-service (“SaaS”) technology company helping to simplify the administrative and clinical complexities of healthcare. Through the myABILITY® software platform, an integrated set of cloud-based applications for providers, ABILITY provides core connectivity, administrative, clinical, and quality analysis, management, and performance improvement capabilities to more than 44,000 acute, post-acute and ambulatory point-of-care provider facilities. The extensive datasets, on-demand compute capability, advanced analytics, and broad healthcare ecosystem connectivity enabled by the Inovalon ONE® Platform provide a significant expansion of application offerings within the myABILITY® software platform while also expanding the nature and reach of high-value solutions for Inovalon’s existing payer, pharma, and device client-base. The combination of Inovalon and ABILITY creates a vertically integrated cloud-based platform empowering the achievement of real-time, value-based care from payers, manufacturers, and diagnostics all the way to the patient’s point of care.
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
______________________________________

(1)
The Company allocated a portion of the goodwill associated with the ABILITY Acquisition to the Inovalon reporting unit based on expected revenue synergies. As a result, the fair value of the customer relationships intangible asset was adjusted by $23.0 million.

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
The following table presents revenue and income before taxes of ABILITY, included in the consolidated statements of operations (in thousands):

Three Months Ended June 30, 2018
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

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Revenue	$152,798	$282,917
Loss before taxes	$(16,543)	$(43,619)

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
Overview
We are a leading provider of cloud-based platforms empowering data-driven healthcare. Through the Inovalon ONE® Platform, Inovalon brings to the marketplace a national-scale capability to interconnect with the healthcare ecosystem, aggregate and analyze data in real-time, and empower the application of resulting insights to drive meaningful impact at the point of care. Leveraging its platform, unparalleled proprietary data sets, and industry-leading subject matter expertise, Inovalon enables better care, efficiency, and financial performance across the healthcare ecosystem. From health plans and provider organizations, to pharmaceutical, medical device, and diagnostics companies, Inovalon’s unique achievement of value is delivered through the effective progression of “Turning Data into Insight, and Insight into Action®.” Supporting thousands of clients, including 24 of the top 25 U.S. health plans and 22 of the top 25 global pharma companies, Inovalon’s technology platforms and analytics are informed by data pertaining to more than 976,000 physicians, 535,000 clinical facilities, 278 million Americans, and nearly 46 billion medical events.
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

	June 30,
	2019	2018
	(in thousands)
MORE[2] Registry® dataset metrics(1)
Unique patient count(2)	278,629	252,603
Medical event count(3)	45,776,969	39,333,463
Trailing twelve month Patient Analytics Months (PAM)(1)(4)	55,068,958	46,152,155
____________________________________

(1)
MORE[2] Registry® dataset metrics and Trailing twelve month PAM, each of which is presented in the table, are key operating metrics that management uses to assess our level of operational activity. While we believe that each of these metrics is indicative of our overall level of analytical activity and the underlying growth in our business, increases or decreases in these metrics do not necessarily correlate to proportional increases or decreases in revenue, or net income. For instance, although increased levels of analytical activity historically have corresponded to increases in revenue over the long term, differences in fees charged for different analytical packages exist and differences in how analytics trigger the applicability of our data-driven intervention platforms may result in increases in analytical activity that do not result in proportional increases in revenue, or net income (and vice versa). Accordingly, while we believe the presentation of these operating metrics is helpful to investors in understanding our business, these metrics have limitations and should not be considered as substitutes for analysis of our financial results reported under generally accepted accounting principles (“GAAP”). In addition, we believe that other companies, including companies in our industry, do not present similar operating metrics and that there is no commonly accepted method of calculating these metrics, which may reduce their usefulness as comparative measures.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Investment in Innovation:
Research and development(1)	$7,898	$7,545	$16,099	$13,966
Capitalized software development(2)	8,801	11,366	16,708	21,662
Research and development infrastructure investments(3)	411	727	1,581	9,492
Total investment in innovation	$17,110	$19,638	$34,388	$45,120
As a percentage of revenue
Research and development(1)	5%	5%	5%	6%
Capitalized software development(2)	6%	7%	6%	9%
Research and development infrastructure investments(3)	—%	—%	1%	4%
Total investment in innovation	11%	12%	12%	19%
_______________________________________

(1)	Research and development primarily includes employee costs related to the development and enhancement of our service offerings.

(2)	Capitalized software development includes capitalized costs incurred to develop and enhance functionality for our platform solutions.

(3)	Research and development infrastructure investments include strategic capital expenditures related to hardware and software platforms under development or enhancement.
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
Additionally, through the ABILITY acquisition, we have expanded our subscription-based cloud-based platform offering revenues and we continue to achieve revenue synergies realized through i) the infusion of Inovalon’s data and analytics into ABILITY’s existing offerings, ii) the combination of the Inovalon ONE® Platform and myABILITY® Platform capabilities to introduce new and more vertically integrated offerings which appeal to both organizations’ traditional market base, iii) the enhancement of Inovalon’s offerings from ABILITY’s provider point-of-care data, connectivity, and workflow presence, and iv) the leveraging of ABILITY’s sales channel, techniques and capacity.
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
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based on our unaudited consolidated financial statements, which have been prepared in accordance with GAAP. In connection with the preparation of our unaudited consolidated financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. We base our assumptions, estimates, and judgments on historical experience, current trends, and other factors we believe to be relevant at the time we prepare our unaudited consolidated financial statements. The accounting estimates used in the preparation of our unaudited consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained, and as our operating environment changes. On a regular basis, we review the accounting policies, assumptions, and evaluate and update our assumptions, estimates, and judgments to ensure that our unaudited consolidated financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.
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
As our platform solutions are increasingly integrated into our clients’ operations, the timing and delivery of implementations vary.
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

RESULTS OF OPERATIONS
The following table sets forth our consolidated statement of operations data for each of the periods presented (in thousands, except percentages):

	Three Months Ended June 30,		Change from 2018 to 2019		Six Months Ended June 30,		Change from 2018 to 2019
	2019	2018	$	%	2019	2018	$	%
Revenue	$156,977	$152,798	$4,179	3%	$302,468	$245,553	$56,915	23%
Expenses:
Cost of revenue(1)	41,118	39,015	2,103	5%	78,321	72,506	5,815	8%
Sales and marketing(1)	14,306	12,045	2,261	19%	27,832	19,947	7,885	40%
Research and development(1)	7,898	7,545	353	5%	16,099	13,966	2,133	15%
General and administrative(1)	45,694	60,174	(14,480)	(24)%	99,317	109,570	(10,253)	(9)%
Depreciation and amortization	27,420	26,906	514	2%	54,467	43,286	11,181	26%
Restructuring expense	—	9,464	*	*%	—	9,464	*	*%
Total operating expenses	136,436	155,149	(18,713)	(12)%	276,036	268,739	7,297	3%
Income (Loss) from operations	20,541	(2,351)	22,892	*%	26,432	(23,186)	49,618	*%
Other income and (expenses):
Interest income	664	154	510	331%	1,274	1,549	(275)	(18)%
Interest expense	(16,649)	(15,568)	(1,081)	7%	(33,191)	(17,450)	(15,741)	90%
Other expense, net	—	(511)	*	*%	(11)	(1,631)	*	*
Income (Loss) before taxes	4,556	(18,276)	22,832	125%	(5,496)	(40,718)	35,222	87%
Provision for (Benefit from) income taxes	18	(7,810)	7,828	100%	(1,711)	(13,418)	11,707	87%
Net income (loss)	$4,538	$(10,466)	$15,004	143%	$(3,785)	$(27,300)	$23,515	86%
________________________________________________

(1)	Includes stock-based compensation expense as follows:
	Cost of revenue	$78	$(87)	$165	190%	$155	$53	$102	192%
	Sales and marketing	339	(401)	740	185%	639	68	571	840%
	Research and development	379	330	49	15%	749	958	(209)	(22)%
	General and administrative	1,986	2,802	(816)	(29)%	6,478	5,313	1,165	22%
	Total stock-based compensation expense	$2,782	$2,644	$138	5%	$8,021	$6,392	$1,629	25%
* Asterisk denotes not meaningful.

The following table sets forth our consolidated statement of operations data for each of the periods presented as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	100%	100%	100%	100%
Expenses:
Cost of revenue	26%	26%	26%	30%
Sales and marketing	9%	8%	9%	8%
Research and development	5%	5%	5%	6%
General and administrative	29%	39%	33%	45%
Depreciation and amortization	17%	18%	18%	18%
Restructuring expense	—%	6%	—%	4%
Total operating expenses	86%	102%	91%	111%
Income (Loss) from operations	14%	(2)%	9%	(11)%
Other income and (expenses):
Interest income	*%	—%	*%	1%
Interest expense	(11)%	(10)%	(11)%	(7)%
Other expense, net	*%	—%	*%	*%
Income (Loss) before taxes	3%	(12)%	(2)%	(17)%
Provision for (Benefit from) income taxes	—%	(5)%	(1)%	(5)%
Net income (loss)	3%	(7)%	(1)%	(12)%
* Asterisk denotes not meaningful.
Comparison of the Three and Six Months Ended June 30, 2019 and 2018
Revenue
Revenue for the three months ended June 30, 2019 was $157.0 million, an increase of $4.2 million, or 3%, compared with revenue of $152.8 million for the three months ended June 30, 2018. This increase was primarily attributable to $9.4 million in revenue contributed from new clients signed resulting from continued adoption of subscription-based platform offerings including cloud-based SaaS solutions enabled by the Inovalon ONE® Platform, which was partially offset by a decrease of $5.2 million in revenue from existing clients primarily due to the timing of deliveries in the prior year which offset increased revenues from existing clients in the current year.
Revenue for the six months ended June 30, 2019 was $302.5 million, an increase of $56.9 million, or 23%, compared with revenue of $245.6 million for the six months ended June 30, 2018. This increase was primarily attributable to $39.8 million in revenue from the acquired business of ABILITY, through the anniversary date of the acquisition, and an increase of $20.7 million in revenue contributed from new clients signed resulting from continued adoption of subscription-based platform offerings including cloud-based SaaS solutions enabled by the Inovalon ONE® Platform, which was partially offset by a decrease of $3.6 million in revenue from existing clients primarily due to the timing of deliveries in the prior year which offset increased revenues from existing clients in the current year.
Cost of Revenue
During the three months ended June 30, 2019, cost of revenue increased by $2.1 million, or 5%, compared with the three months ended June 30, 2018. The increase in cost of revenue was primarily attributable to an increase in employee-related expenses of $4.2 million, which was partially offset by a decrease in professional third-party costs of $1.8 million. Cost of revenue as a percentage of revenue was 26% for both the three months ended June 30, 2019 and 2018.
During the six months ended June 30, 2019, cost of revenue increased by $5.8 million, or 8%, compared with the six months ended June 30, 2018. The increase in cost of revenue was primarily attributable to incremental cost of revenue of $5.0 million attributable to the acquired business of ABILITY, through the anniversary date of the acquisition, and an increase in employee-related expenses of $4.7 million, which was partially offset by a decrease in professional third-party costs of $3.1 million. Cost of revenue as a percentage of revenue was 26% and 30% for the six months ended June 30, 2019 and 2018, respectively, reflecting the factors discussed above as well as an increase in the mix of higher-margin platform solutions and cloud-based SaaS solutions as a percentage of revenue.

Sales and Marketing
During the three months ended June 30, 2019, sales and marketing expenses increased by $2.3 million, or 19%, compared with the three months ended June 30, 2018. The increase was primarily attributable to an increase in employee-related expenses of $1.8 million. Sales and marketing expenses as a percentage of revenue was 9% and 8% for the three months ended June 30, 2019 and 2018, respectively.
During the six months ended June 30, 2019, sales and marketing expenses increased by $7.9 million, or 40%, compared with the six months ended June 30, 2018. The increase was primarily attributable to sales and marketing expenses of $5.3 million attributable to the acquired business of ABILITY, through the anniversary date of the acquisition, and an increase in employee-related expenses of $2.3 million. Sales and marketing expenses as a percentage of revenue was 9% and 8% for the six months ended June 30, 2019 and 2018, respectively.
Research and Development
During the three months ended June 30, 2019, research and development expense increased by $0.4 million, or 5%, compared with the three months ended June 30, 2018. The increase was primarily attributable to an increase in employee-related expenses of $1.7 million, which was partially offset by a decrease in professional third-party costs of $1.6 million.
During the six months ended June 30, 2019, research and development expense increased by $2.1 million, or 15%, compared with the six months ended June 30, 2018. The increase was primarily attributable to an increase in employee-related expenses of $2.8 million, and incremental expense of $2.5 million attributable to the acquired business of ABILITY, through the anniversary date of the acquisition, which was partially offset by a decrease in professional third-party costs of $3.4 million.
General and Administrative
During the three months ended June 30, 2019, general and administrative expenses decreased by $14.5 million, or 24%, compared with the three months ended June 30, 2018. The decrease was primarily attributable to an adjustment in the prior year to increase the fair value of contingent consideration that was not present in the current year resulting in a reduction in expense of $9.6 million, a decrease in professional third-party costs of $3.8 million, and a decrease in transaction and integration costs of $1.6 million. General and administrative expenses as a percentage of revenue was 29% and 39% for the three months ended June 30, 2019 and 2018, respectively.
During the six months ended June 30, 2019, general and administrative expenses decreased by $10.3 million, or 9%, compared with the six months ended June 30, 2018. The decrease was primarily attributable to an adjustment in the prior year to increase the fair value of contingent consideration that was not present in the current year resulting in a reduction in expense of $10.3 million, a decrease in transaction and integration costs of $3.8 million, and a decrease in professional third-party costs of $3.5 million, which was partially offset by incremental expenses of $7.5 million attributable to the acquired business of ABILITY, through the anniversary date of the acquisition. General and administrative expenses as a percentage of revenue was 33% and 45% for the six months ended June 30, 2019 and 2018, respectively.
Depreciation and Amortization
During the three months ended June 30, 2019, depreciation and amortization expense increased by $0.5 million, or 2%, compared with the three months ended June 30, 2018.
During the six months ended June 30, 2019, depreciation and amortization expense increased by $11.2 million, or 26%, compared with the six months ended June 30, 2018. The increase was primarily attributable to an increase in amortization of acquired intangible assets of $8.6 million.
Interest Income
During the three months ended June 30, 2019, interest income increased by $0.5 million, compared with the three months ended June 30, 2018. During the six months ended June 30, 2019, interest income decreased by $0.3 million, compared with the six months ended June 30, 2018.
Interest Expense
During the three months ended June 30, 2019, interest expense increased by $1.1 million, compared with the three months ended June 30, 2018. The increase in interest expense was primarily attributable to an increase in expense related to the interest rate swaps entered into in connection with the 2018 Term Facility.
During the six months ended June 30, 2019, interest expense increased by $15.7 million, compared with the six months ended June 30, 2018. The increase in interest expense was primarily attributable an increase in borrowings in connection with the 2018 Term Facility (as defined below, under the heading Liquidity and Capital Resources—Debt) and an increase in expense related to the interest rate swaps entered into in connection with the 2018 Term Facility.

Provision For (Benefit from) Income Taxes
During the three months ended June 30, 2019, the provision for income taxes was $18.0 thousand compared to a benefit from income taxes of $7.8 million for the three months ended June 30, 2018. During the six months ended June 30, 2019, the benefit from income taxes was $1.7 million compared to $13.4 million for the six months ended June 30, 2018. Our effective tax rate for the six months ended June 30, 2019 was approximately 31.1%, compared with approximately 33.0% for the six months ended June 30, 2018. The decrease in our effective tax rate is primarily a result of prior year transaction costs that were not deductible and resulted in a higher prior year effective tax rate.
Liquidity and Capital Resources
Sources of Liquidity
Our principal sources of liquidity have been cash generated by operating activities and proceeds from our 2018 Credit Facilities. Our cash generated from such means has been sufficient to fund our growth, including our capital expenditures. As of June 30, 2019, our cash, cash equivalents and short-term investments totaled $130.4 million, of which $0.5 million represented short-term, available-for-sale, investment grade, domestic debt-securities, compared with $83.7 million of cash, cash equivalents, and short-term investments as of June 30, 2018, of which $15.7 million represented short-term, available-for-sale, investment grade, domestic debt-securities.
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
On April 2, 2018, we paid in full all existing debt obligations under the 2014 Credit Facilities and terminated all commitments to extend further credit thereunder. On April 2, 2018, we entered into a credit agreement with a group of lenders and Morgan Stanley Senior Funding, Inc., as administrative agent, to provide a secured credit facility which is comprised of: (i) a term loan B facility with us as borrower in a total principal amount of $980.0 million (the “2018 Term Facility”); and (ii) a revolving credit facility with us as borrower in a total principal amount of up to $100.0 million (the “2018 Revolving Facility” together with the 2018 Term Facility, the “2018 Credit Facilities”). As of June 30, 2019, we had $100.0 million available to us consisting of $99.0 million under the 2018 Revolving Facility and a letter of credit of $1.0 million. See “Note 6—Debt” in the Notes to our unaudited consolidated financial statements included under Part I, Item 1 within this Quarterly Report on Form 10-Q for additional information.
As of June 30, 2019, we had outstanding indebtedness under the 2018 Term Facility and finance lease liabilities of $946.4 million and $15.9 million, respectively. As of June 30, 2018, we had outstanding indebtedness under the 2018 Term Facility and finance lease liabilities of $949.8 million and $16.7 million, respectively. The 2018 Term Facility has a seven year term and is an amortizing facility with quarterly principal payments and monthly interest payments. Scheduled principal payments totaling $4.9 million and scheduled interest payments totaling $31.5 million were paid during the six months ended June 30, 2019. As of June 30, 2019, we were in compliance with the covenants under the 2018 Credit Agreement.
Cash Flows
Operating Cash Flow Activities
Cash provided by operating activities during the six months ended June 30, 2019 was $39.9 million, representing an increase in cash inflow of $19.8 million compared with the six months ended June 30, 2018. The increase in cash provided by operating activities was primarily driven by an increase in operating income and an increase of $5.4 million in cash received for income taxes due to net tax refunds during the six months ended June 30, 2019 compared with net tax payments during the six months ended June 30, 2018.
Investing Cash Flow Activities
Cash used in investing activities during the six months ended June 30, 2019 was $18.8 million compared with $872.1 million during the six months ended June 30, 2018. The change in cash used in investing activities was primarily due to the acquisition of ABILITY in the prior year, which was partially offset by a decrease in sales and maturities of short term investments of $243.2 million and a decrease in capital expenditures of $13.7 million.
We make investments in innovation, including research and development expense, capital software development costs, and research and development infrastructure investments, on a recurring basis.
Financing Cash Flow Activities
Cash used in financing activities during the six months ended June 30, 2019 was $6.8 million, compared with cash provided by financing activities of $711.0 million during the six months ended June 30, 2018. The change in cash used in financing activities was primarily due to proceeds from the 2018 Term Facility net of repayment of the 2014 Credit Facility borrowings in the prior year.
Contractual Obligations
During the six months ended June 30, 2019, there have been no material changes, outside of the ordinary course of business, in our contractual obligations previously disclosed under the caption “Contractual Obligations” in our 2018 Form 10-K.
Off-Balance Sheet Arrangements
As of June 30, 2019, we did not have any off-balance sheet arrangements.
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
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that, as of June 30, 2019, our disclosure controls and procedures were designed at a reasonable assurance level to ensure that material information relating to Inovalon Holdings, Inc., including its consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and that our disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
None.
Use of Proceeds from Registered Securities
None.
Purchases of Equity Securities by the Issuer or Affiliated Purchasers
None.
Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits
EXHIBIT INDEX

Exhibit Number		Description of Document
10.1		Amended and Restated 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 5, 2019).

31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase

101.LAB	*	XBRL Taxonomy Extension Label Linkbase

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase
_____________________________________

*	Filed herewith.

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

Date: July 31, 2019	INOVALON HOLDINGS, INC.
	By:	/s/ KEITH R. DUNLEAVY, M.D.
Keith R. Dunleavy, M.D. Chief Executive Officer & Chairman (Principal Executive Officer)

	By:	/s/ JONATHAN R. BOLDT
Jonathan R. Boldt Chief Financial Officer (Principal Financial Officer)