Form 10-Q
period 2019-09-30
Inovalon Holdings, Inc.
filed 2019-10-30
CIK 1619954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2019
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 18, 2019, the registrant had 75,593,318 shares of Class A common stock outstanding and 79,387,495 shares of Class B common stock outstanding.

INOVALON HOLDINGS, INC.
FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

PART I—FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
INOVALON HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and par value amounts)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$133,555	$115,591
Short-term investments	—	7,000
Accounts receivable (net of allowances of $3,918 and $3,350 at September 30, 2019 and December 31, 2018, respectively)	127,415	104,405
Prepaid expenses and other current assets	20,596	34,801
Income tax receivable	5,408	10,330
Total current assets	286,974	272,127
Non-current assets:
Property, equipment and capitalized software, net	139,415	141,758
Operating lease right-of-use assets	45,098	—
Goodwill	955,881	956,029
Intangible assets, net	495,994	535,343
Other assets	19,828	16,158
Total assets	$1,943,190	$1,921,415
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$29,196	$31,295
Accrued compensation	32,582	25,298
Other current liabilities	25,047	51,384
Deferred revenue	18,012	20,628
Credit facilities	9,800	9,800
Operating lease liabilities	8,811	—
Finance lease liabilities	2,420	2,905
Total current liabilities	125,868	141,310
Non-current liabilities:
Credit facilities, less current portion	935,135	939,514
Operating lease liabilities, less current portion	44,252	—
Finance lease liabilities, less current portion	13,005	13,927
Other liabilities	55,512	33,406
Deferred income taxes	95,475	110,669
Total liabilities	1,269,247	1,238,826
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.000005 par value, 900,000,000 shares authorized, zero shares issued and outstanding at each of September 30, 2019 and December 31, 2018, respectively	—	—
Class A common stock, $0.000005 par value, 750,000,000 shares authorized; 90,218,331 shares issued and 75,598,156 shares outstanding at September 30, 2019; 86,679,575 shares issued and 72,059,400 shares outstanding at December 31, 2018	1	—
Class B common stock, $0.000005 par value, 150,000,000 shares authorized; 79,387,495 shares issued and outstanding at September 30, 2019; 80,608,685 shares issued and outstanding at December 31, 2018	—	1
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, zero shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	—	—
Additional paid-in-capital	632,759	618,674
Retained earnings	273,528	270,471
Treasury stock, at cost, 14,620,175 shares at September 30, 2019 and December 31, 2018, respectively	(199,817)	(199,817)
Other comprehensive loss	(32,528)	(6,740)
Total stockholders’ equity	673,943	682,589
Total liabilities and stockholders’ equity	$1,943,190	$1,921,415
See notes to consolidated financial statements.

INOVALON HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per-share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$166,453	$145,809	$468,921	$391,362
Expenses:
Cost of revenue(1)	42,940	36,422	121,261	108,928
Sales and marketing(1)	16,172	11,785	44,004	31,732
Research and development(1)	9,060	7,580	25,159	21,546
General and administrative(1)	49,306	47,203	148,623	156,773
Depreciation and amortization	26,903	26,571	81,370	69,857
Restructuring expense	—	—	—	9,464
Total operating expenses	144,381	129,561	420,417	398,300
Income (Loss) from operations	22,072	16,248	48,504	(6,938)
Other income and (expenses):
Interest income	619	325	1,893	1,874
Interest expense	(16,700)	(16,824)	(49,891)	(34,274)
Other expense, net	(7)	(210)	(18)	(1,841)
Income (Loss) before taxes	5,984	(461)	488	(41,179)
(Benefit from) Provision for income taxes	(858)	383	(2,569)	(13,035)
Net income (loss)	$6,842	$(844)	$3,057	$(28,144)
Net income (loss) attributable to common stockholders, basic and diluted	$6,621	$(844)	$2,965	$(28,144)
Net income (loss) per share attributable to common stockholders, basic and diluted:
Basic net income (loss) per share	$0.04	$(0.01)	$0.02	$(0.19)
Diluted net income (loss) per share	$0.04	$(0.01)	$0.02	$(0.19)
Weighted average shares of common stock outstanding:
Basic	148,456	147,339	148,124	144,662
Diluted	148,797	147,339	148,473	144,662
________________________________________________

(1)	Includes stock-based compensation expense as follows:
	Cost of revenue	$116	$101	$271	$154
	Sales and marketing	535	308	1,174	376
	Research and development	475	643	1,224	1,601
	General and administrative	4,659	3,702	11,137	9,015
	Total stock-based compensation expense	$5,785	$4,754	$13,806	$11,146

See notes to consolidated financial statements.

INOVALON HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$6,842	$(844)	$3,057	$(28,144)
Other comprehensive income (loss):
Realized losses on cash flow hedges reclassified from accumulated other comprehensive income, net of tax of $(317), $(403), $(680) and $(671), respectively	677	849	1,445	1,419
Net change in unrealized (losses) gains on cash flow hedges, net of tax of $3,003, $(1,561), $12,786 and $(1,498), respectively	(6,561)	3,303	(27,245)	3,168
Realized losses on short-term investments reclassified from accumulated other comprehensive income, net of tax of $0, $0, $0 and $(319), respectively	—	—	—	716
Net change in unrealized gains and (losses) on available-for-sale investments, net of tax of $0, $(15), $(6) and $76, respectively	—	40	12	(164)
Reclassification of income tax effects of the Tax Cuts and Jobs Act of 2017	—	—	—	(102)
Comprehensive income (loss)	$958	$3,348	$(22,731)	$(23,107)
See notes to consolidated financial statements.

INOVALON HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands, except share amounts)

	Issued Class A Common Stock		Issued Class B Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance—January 1, 2019	86,679,575	$—	80,608,685	$1	(14,620,175)	$(199,817)	$618,674	$270,471	$(6,740)	$682,589
Stock-based compensation expense	—	—	—	—	—	—	5,163	—	—	5,163
Conversion Class B to Class A common stock	460,000	—	(460,000)	—	—	—	—	—	—	—
Issuance of shares related to restricted stock units and awards, net of forfeitures	759,409	—	—	—	—	—	—	—	—	—
Shares withheld for employee taxes upon conversion of restricted stock	(82,978)	—	—	—	—	—	(1,086)	—	—	(1,086)
Other comprehensive loss	—	—	—	—	—	—	—	—	(8,054)	(8,054)
Net loss	—	—	—	—	—	—	—	(8,323)	—	(8,323)
Balance—March 31, 2019	87,816,006	$—	80,148,685	$1	(14,620,175)	$(199,817)	$622,751	$262,148	$(14,794)	$670,289
Stock-based compensation expense	—	—	—	—	—	—	2,740	—	—	2,740
Exercise of stock options	85,038	—	139,270	—	—	—	1,817	—	—	1,817
Conversion Class B to Class A common stock	460	—	(460)	—	—	—	—	—	—	—
Issuance of shares related to restricted stock units and awards, net of forfeitures	753,800	—	—	—	—	—	—	—	—	—
Shares withheld for employee taxes upon conversion of restricted stock	(105,349)	—	—	—	—	—	(1,400)	—	—	(1,400)
Other comprehensive loss	—	—	—	—	—	—	—	—	(11,850)	(11,850)
Net income	—	—	—	—	—	—	—	4,538	—	4,538
Balance—June 30, 2019	88,549,955	$—	80,287,495	$1	(14,620,175)	$(199,817)	$625,908	$266,686	$(26,644)	$666,134
Stock-based compensation expense	—	—	—	—	—	—	5,721	—	—	5,721
Exercise of stock options	169,023	—	—	—	—	—	1,504	—	—	1,504
Conversion Class B to Class A common stock	900,000	1	(900,000)	(1)	—	—	—	—	—	—
Issuance of shares related to restricted stock units and awards, net of forfeitures	614,795	—	—	—	—	—	—	—	—	—
Shares withheld for employee taxes upon conversion of restricted stock	(15,442)	—	—	—	—	—	(374)	—	—	(374)
Other comprehensive loss	—	—	—	—	—	—	—	—	(5,884)	(5,884)
Net income	—	—	—	—	—	—	—	6,842	—	6,842
Balance—September 30, 2019	90,218,331	$1	79,387,495	$—	(14,620,175)	$(199,817)	$632,759	$273,528	$(32,528)	$673,943

INOVALON HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(Unaudited, in thousands, except share amounts)

	Issued Class A Common Stock		Issued Class B Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance—January 1, 2018	77,588,018	$—	80,957,495	$1	(14,620,175)	$(199,817)	$534,159	$308,905	$(476)	$642,772
Stock-based compensation expense	—	—	—	—	—	—	3,723	—	—	3,723
Exercise of stock options	211,002	—	—	—	—	—	1,450	—	—	1,450
Conversion Class B to Class A common stock	348,810	—	(348,810)	—	—	—	—	—	—	—
Issuance of shares related to restricted stock units and awards, net of forfeitures	452,657	—	—	—	—	—	—	—	—	—
Shares withheld for employee taxes upon conversion of restricted stock	(33,980)	—	—	—	—	—	(459)	—	—	(459)
Other comprehensive income	—	—	—	—	—	—	—	—	379	379
Adjustment to retained earnings for adoption of ASC 606	—	—	—	—	—	—	—	628	—	628
Adjustment to retained earnings for adoption of ASU 2018-02	—	—	—	—	—	—	—	102	—	102
Net loss	—	—	—	—	—	—	—	(16,834)	—	(16,834)
Balance—March 31, 2018	78,566,507	$—	80,608,685	$1	(14,620,175)	$(199,817)	$538,873	$292,801	$(97)	$631,761
Stock-based compensation expense	—	—	—	—	—	—	2,609	—	—	2,609
Issuance of common stock related to business combination	7,598,731	—	—	—	—	—	70,000	—	—	70,000
Exercise of stock options	21,059	—	—	—	—	—	163	—	—	163
Issuance of shares related to restricted stock units and awards, net of forfeitures	466,474	—	—	—	—	—	—	—	—	—
Shares withheld for employee taxes upon conversion of restricted stock	(60,521)	—	—	—	—	—	(610)	—	—	(610)
Other comprehensive income	—	—	—	—	—	—	—	—	466	466
Net loss	—	—	—	—	—	—	—	(10,466)	—	(10,466)
Balance—June 30, 2018	86,592,250	$—	80,608,685	$1	(14,620,175)	$(199,817)	$611,035	$282,335	$369	$693,923
Stock-based compensation expense	—	—	—	—	—	—	4,732	—	—	4,732
Exercise of stock options	2,000	—	—	—	—	—	15	—	—	15
Issuance of shares related to restricted stock units and awards, net of forfeitures	(139,879)	—	—	—	—	—	—	—	—	—
Shares withheld for employee taxes upon conversion of restricted stock	(6,662)	—	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	4,192	4,192
Net loss	—	—	—	—	—	—	—	(844)	—	(844)
Balance—September 30, 2018	86,447,709	$—	80,608,685	$1	(14,620,175)	$(199,817)	$615,782	$281,491	$4,561	$702,018
See notes to consolidated financial statements.

INOVALON HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$3,057	$(28,144)
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	13,806	11,146
Depreciation	42,021	39,240
Amortization of intangibles	39,349	30,617
Amortization of debt issuance costs and debt discount	3,251	2,076
Deferred income taxes	(2,780)	(11,651)
Restructuring expense, non-cash	—	8,583
Change in fair value of contingent consideration	67	9,364
Other	1,230	614
Changes in assets and liabilities:
Accounts receivable	(23,577)	(1,046)
Prepaid expenses and other current assets	(944)	(6,606)
Income taxes receivable	5,059	1,612
Other assets	(4,196)	(4,686)
Accounts payable and accrued expenses	1,508	(5,444)
Accrued compensation	6,295	8,551
Other current and non-current liabilities	(6,728)	6,695
Deferred revenue	(2,617)	2,094
Payment for acquisition-related contingent consideration	(2,549)	—
Net cash provided by operating activities	72,252	63,015
Cash flows from investing activities:
Maturities of short-term investments	6,964	92,207
Sales of short-term investments	—	161,772
Purchases of property and equipment	(14,022)	(19,943)
Investment in capitalized software	(25,972)	(30,369)
Acquisition, net of cash acquired of $0 and $23,850, respectively	—	(1,082,740)
Net cash used in investing activities	(33,030)	(879,073)
Cash flows from financing activities:
Proceeds from credit facility borrowings, net of discount	—	965,300
Repayment of credit facility borrowings	(7,350)	(236,250)
Payments for debt issuance costs	—	(18,269)
Proceeds from exercise of stock options	3,321	1,628
Finance lease liabilities paid	(1,769)	(709)
Tax payments for equity award issuances	(2,860)	(1,070)
Payment for acquisition-related contingent consideration	(12,600)	—
Net cash (used in) provided by financing activities	(21,258)	710,630
Increase (Decrease) in cash and cash equivalents	17,964	(105,428)
Cash and cash equivalents, beginning of period	115,591	208,944
Cash and cash equivalents, end of period	$133,555	$103,516
Supplementary cash flow disclosure:
Income taxes received, net	$(5,058)	$(3,597)
Interest paid	47,861	27,618
Non-cash transactions:
Operating lease obligations incurred	20,830	—
Finance lease obligations incurred	20	4,602
Accruals for purchases of property, equipment	2,260	7,700
Accruals for investment in capitalized software	2,018	2,450
Acquisition consideration	—	84,156
See notes to consolidated financial statements.

INOVALON HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared by Inovalon Holdings, Inc. (“Inovalon” or the “Company”) in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Rule 10-01 of Regulation S-X. Accordingly, the unaudited consolidated financial statements may not include all of the information and notes required by GAAP for audited financial statements. The year-end December 31, 2018 consolidated balance sheet data included herein was derived from audited financial statements but does not include all disclosures required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of items of a normal and recurring nature, necessary to present fairly the Company’s financial position as of September 30, 2019, the results of operations, comprehensive income (loss), and stockholders’ equity, for the three and nine month periods ended September 30, 2019 and 2018, and cash flows for the nine months ended September 30, 2019 and 2018. The results of operations for the three and nine month periods ended September 30, 2019 and 2018 are not necessarily indicative of the results to be expected for the full year. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities, and related disclosures, as of the date of the financial statements, and the amounts of revenue and expenses reported during the period. Actual results could differ from estimates. The information contained herein should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”).
Certain prior period amounts have been reclassified within the current and non-current liabilities section of the consolidated balance sheets to conform with current period presentation. Such reclassifications had no impact on current and non-current liabilities as previously reported.
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
Recently Adopted Accounting Standards
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), and in July 2018 and in March 2019 issued subsequent clarifying guidance (collectively, “ASU 2016-02”). ASU 2016-02 requires the recognition of lease assets and lease liabilities on the balance sheet and enhanced disclosure about leasing arrangements. The Company adopted the new standard on January 1, 2019 using the additional transition approach, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under Accounting Standards Codification (“ASC”) 840. Refer to “Note 4—Leases.”
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
In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes in response to the potential transition away from the London Interbank Offer Rate (“LIBOR”). This update permits the use of the Overnight Index Swap Rate based on the Secured Overnight Financing Rate as a U.S. benchmark interest rate for hedge accounting purposes under ASC Topic 815. The Company will apply the requirements of the new standard for any new or redesignated hedging agreements. Refer to “Note 6—Fair Value Measurements.”
Recently Issued Accounting Standards
There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements and note disclosures, from those disclosed in the 2018 Form 10-K, that would be expected to impact the Company except for the following:
In June 2016, the FASB issued ASU 2016-13, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent clarifying guidance (“ASU 2016-13”). ASU 2016-13 replaces the current incurred loss impairment method with a methodology that reflects the amortized cost basis net of expected credit losses that are calculated based on certain relevant information. The standard also amends the credit loss guidance for available-for-sale debt securities and requires the measurement and recognition of an expected allowance for credit losses for financial assets held at amortized cost. This guidance is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company plans to adopt the requirements of the new standard on January 1, 2020 using the modified-retrospective approach. The Company determined that the standard is applicable to its accounts receivables and available-for-sale debt securities. The Company is in the process of evaluating and documenting the methodology for application, identifying and designing changes to processes and internal controls, and determining the impact of adoption on the consolidated financial statements and notes disclosures.
2. REVENUE
The Company primarily derives its revenues through the sale or subscription licensing of its platform solutions and services. The following table disaggregates revenue by offering (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Platform solutions(1)	$151,454	$130,523	$421,695	$347,698
Services(2)	14,999	15,286	47,226	43,664
Total revenue	$166,453	$145,809	$468,921	$391,362
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
Contract Balances
The Company had an unbilled receivables balance of $24.5 million and $20.5 million as of September 30, 2019 and December 31, 2018, respectively. Unbilled receivables are classified as accounts receivable on the consolidated balance sheet. The Company had deferred commissions of $11.9 million and $5.7 million as of September 30, 2019 and December 31, 2018, respectively.
The Company had a deferred revenue balance of $18.0 million and $20.6 million as of September 30, 2019 and December 31, 2018, respectively. Revenue recognized during the three and nine months ended September 30, 2019 that was included in the deferred revenue balance at the beginning of the year was $3.7 million and $16.8 million, respectively.
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
On February 18, 2015, the date of the completion of the Company’s IPO, the Company’s 2015 Omnibus Incentive Plan (the “2015 Plan”) became effective. The 2015 Plan provided for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), to the Company’s employees and any parent and subsidiary employees, and for the grant of non-qualified stock options, stock appreciation rights, restricted stock, RSAs, RSUs, dividend equivalent rights, cash-based awards (including annual cash incentives and long-term cash incentives), and any combination thereof to the Company’s employees, directors, and consultants and to employees, directors, and consultants of certain affiliated entities. At the Company’s annual meeting of stockholders held on June 5, 2019, the Company’s stockholders, upon the recommendation of the Board of Directors of the Company (the “Board”), approved the Amended and Restated 2015 Omnibus Incentive Plan (the “Amended Plan”), which was previously adopted by the Board on February 14, 2019, subject to the approval by the stockholders. The Amended Plan (i) increases the maximum number of shares of the Company’s Class A common stock available for issuance by 6,000,000 shares to a total of 13,335,430; (ii) removes the provisions regarding Section 162(m) of the Code that are no longer relevant due to recent changes to the Code pursuant to the Tax Cuts and Jobs Act of 2017, which eliminated the “performance-based compensation” exception to the deduction limitation under Section 162(m) of the Code; and (iii) extends the term of the Amended Plan until the tenth anniversary of the date of Board approval of the Amended Plan.
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
The following table reconciles the weighted average shares outstanding for basic and diluted EPS for the periods indicated (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic
Numerator:
Net income (loss)	$6,842	$(844)	$3,057	$(28,144)
Undistributed earnings allocated to participating securities	(221)	—	(92)	—
Net income (loss) attributable to common stockholders—basic	$6,621	$(844)	$2,965	$(28,144)
Denominator:
Weighted average shares used in computing net income (loss) per share attributable to common stockholders—basic	148,456	147,339	148,124	144,662
Net income (loss) per share attributable to common stockholders—basic	$0.04	$(0.01)	$0.02	$(0.19)
Diluted
Numerator:
Net income (loss) attributable to common stockholders—diluted	$6,621	$(844)	$2,965	$(28,144)
Denominator:
Number of shares used for basic EPS computation	148,456	147,339	148,124	144,662
Effect of dilutive securities	341	—	349	—
Weighted average shares used in computing net income (loss) per share attributable to common stockholders—diluted	148,797	147,339	148,473	144,662
Net income (loss) per share attributable to common stockholders—diluted	$0.04	$(0.01)	$0.02	$(0.19)

The computation of diluted EPS does not include certain awards, on a weighted average basis, because their inclusion would have an anti-dilutive effect on EPS. The awards excluded because of their anti-dilutive effect are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Awards excluded from the computation of diluted net income (loss) per share because their inclusion would have been anti-dilutive	—	62	3	109

4. LEASES
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
Finance lease right-of-use assets of $14.9 million are included in property, equipment, and capitalized software, net on the consolidated balance sheet.
The following table presents components of lease expense for the three and nine months ended September 30, 2019 (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Finance lease cost
Amortization of right-of-use assets	$492	$1,533
Interest on lease liabilities	120	381
Operating lease cost	3,042	8,654
Variable lease cost	494	1,806
Sublease income	(275)	(910)
Total lease cost	$3,873	$11,464

Maturities of lease liabilities as of September 30, 2019 are as follows (in thousands):

	Operating Leases	Finance Leases
2019	$909	$738
2020	5,875	2,937
2021	8,748	2,381
2022	8,288	1,185
2023	6,835	1,275
Thereafter	37,585	8,816
Total future minimum lease payments	68,240	17,332
Less: Interest	(15,177)	(1,907)
Total	$53,063	$15,425

Future non-cancellable lease payments as of December 31, 2018 are as follows (in thousands):

	Operating Leases	Finance Leases
Year ending December 31,
2019	$11,250	$3,509
2020	7,059	2,567
2021	5,898	2,017
2022	5,303	1,181
2023	3,821	1,275
Thereafter	15,599	8,831
Total future minimum lease payments	48,930	19,380
Less: Interest	—	(2,548)
Total	$48,930	$16,832

Supplemental cash flow information related to leases for the three and nine months ended September 30, 2019 are as follows (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$3,076	$10,065
Operating cash flows for financing leases	121	381
Financing cash flows for financing leases	596	1,769
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$255	$21,055
Finance leases	—	20

Supplemental balance sheet information related to leases as of September 30, 2019 are as follows:

September 30, 2019
Weighted average remaining lease term:
Operating leases	5 years
Financing leases	8 years
Weighted average discount rate:
Operating leases	4.8%
Financing leases	3.0%

5. DEBT
On April 2, 2018, the Company entered into a credit agreement (the “2018 Credit Agreement”) with a group of lenders and Morgan Stanley Senior Funding, Inc. (“MSSF”), as administrative agent, providing for (i) a term loan B facility with the Company as borrower in a total principal amount of $980.0 million (the “2018 Term Facility”); and (ii) a revolving credit facility with the Company as borrower in a total principal amount of up to $100.0 million (the “2018 Revolving Facility” and, together with the 2018 Term Facility, the “2018 Credit Facilities”). The 2018 Revolving Facility will terminate on April 2, 2023 and the 2018 Term Facility will mature on April 2, 2025. The entire $980.0 million 2018 Term Facility was borrowed on April 2, 2018 and was used to pay off all of the Company’s existing debt obligations as well as to provide the financing necessary to fund, in part, the cash consideration paid to acquire ABILITY (as defined in Note 8—Business Combinations). As of September 30, 2019, the Company had $100.0 million available to it consisting of $99.0 million on the 2018 Revolving Facility and a letter of credit of $1.0 million.
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
The following table discloses the outstanding debt at each balance date as follows (in thousands):

	September 30, 2019	December 31, 2018
2018 Term Facility(1)	$944,935	$949,314
Less: current portion	9,800	9,800
Non-current Credit Facilities	$935,135	$939,514
______________________________________

(1)
The 2018 Term Facility is presented net of unamortized deferred financing fees and original issue discount (“OID”) of $25.3 million and $28.2 million as of September 30, 2019 and December 31, 2018, respectively.

The Company and its Restricted Subsidiaries (as defined in the 2018 Credit Agreement) are subject to certain affirmative and negative covenants under the 2018 Credit Agreement, and the 2018 Credit Agreement includes certain customary representations and warranties of the Company. As of September 30, 2019, the Company is in compliance with the covenants under the 2018 Credit Agreement.
Subsequent Event
On October 4, 2019, the Company made a voluntary cash payment of $50.0 million from its existing cash balance on its outstanding debt reducing the principal balance under the 2018 Term Facility.
6. FAIR VALUE MEASUREMENTS
The following table presents the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$41,761	$—	$—	$41,761
Short-term investments:
Corporate notes and bonds	—	—	—	—
Other current liabilities:
Interest rate swaps	—	(7,979)	—	(7,979)
Contingent consideration	—	—	(2,282)	(2,282)
Other liabilities
Interest rate swaps	—	(39,857)	—	(39,857)
Contingent consideration	—	—	(14,460)	(14,460)
Total	$41,761	$(47,836)	$(16,742)	$(22,817)
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
The following table presents financial instruments measured at fair value using unobservable inputs (Level 3) (in thousands):

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	September 30, 2019	December 31, 2018
Balance, beginning of period	$(31,824)	$(7,400)
Fair value adjustment(1)(2)	449	(6,159)
Accretion expense (recognized in general and administrative expenses)	(516)	(1,053)
Settlement of liability	15,149	—
Contingent consideration attributable to and assumed from ABILITY Acquisition	—	(17,212)
Total	$(16,742)	$(31,824)
______________________________________

(1)
During 2019, the Company recognized an adjustment of $0.7 million recognized in general and administrative expenses related to the change in fair value of contingent consideration, partially offset by an adjustment of $0.3 million recognized in goodwill, which was a purchase accounting adjustment attributable to the ABILITY Acquisition.

(2)
During 2018, the Company recognized an adjustment of $5.6 million in general and administrative expenses related to the change in fair value of contingent consideration, and an adjustment of $0.6 million recognized in goodwill, which was a purchase accounting adjustment attributable to the ABILITY Acquisition.

2018 Credit Facilities
The Company records debt on the balance sheet at carrying value. The estimated fair value of the Company’s debt is determined based on Level 2 inputs including current market rates for similar types of borrowings. The following table presents the carrying value and fair value of the Company’s debt (including the current portion thereof) as of September 30, 2019 (in thousands):

September 30, 2019
Carrying value	$944,935
Fair value	$949,660

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
The following table presents the fair value of interest rate swaps on the balance sheet as of September 30, 2019 (in thousands):

	Liability Derivative
	Balance Sheet Location	Fair Value
Interest rate swap contract	Other current liabilities	$(7,979)
Interest rate swap contract	Other liabilities	$(39,857)

The following table presents the fair value of interest rate swaps on the balance sheet as of December 31, 2018 (in thousands):

	Liability Derivative
	Balance Sheet Location	Fair Value
Interest rate swap contract	Other current liabilities	$(1,778)
Interest rate swap contract	Other liabilities	$(8,151)

The following table presents the location and amount of gains and losses on interest rate swaps included in other comprehensive income (“OCI”) and the statement of operations for the three and nine months ended September 30, 2019 and 2018 (in thousands):

Three Months Ended September 30, 2019	Gain (Loss) recognized in OCI	Statement of Operations Location	(Gain) Loss reclassified from OCI
Interest rate swap contract	$(9,564)	Interest expense	$994

Nine Months Ended September 30, 2019	Gain (Loss) recognized in OCI	Statement of Operations Location	(Gain) Loss reclassified from OCI
Interest rate swap contract	$(40,031)	Interest expense	$2,125

Three Months Ended September 30, 2018	Gain (Loss) recognized in OCI	Statement of Operations Location	(Gain) Loss reclassified from OCI
Interest rate swap contract	$4,865	Interest expense	$1,252

Nine Months Ended September 30, 2018	Gain (Loss) recognized in OCI	Statement of Operations Location	(Gain) Loss reclassified from OCI
Interest rate swap contract	$4,666	Interest expense	$2,090

The net amount of accumulated other comprehensive loss expected to be reclassified to interest expense in the next 12 months is $8.1 million.
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

8. BUSINESS COMBINATIONS
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
The following table presents revenue and income before taxes of ABILITY, included in the consolidated statements of operations (in thousands):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Revenue	$37,922	$75,442
Income before taxes	$(7,547)	$(1,749)

The following pro forma financial information is based on Inovalon’s and Butler’s historical consolidated financial statements as adjusted to give effect to pro forma events that are (1) directly attributable to the ABILITY Acquisition, (2) factually supportable, and (3) with respect to the unaudited pro forma combined statements of operations, expected to have a continuing impact on the combined results. The pro forma adjustments include, but are not limited to: (i) amortization of acquired intangible assets, (ii) net increase to interest expense resulting from the extinguishment of the 2014 Credit Facilities and historical Butler debt, borrowings under the 2018 Term Facility and the amortization of related debt issuance costs, and (iii) elimination of non-recurring acquisition and integration-related expenses. The following consolidated pro forma financial information is unaudited and gives effect to the transactions as if they had occurred on January 1, 2018 (in thousands):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Revenue	$145,809	$428,726
Loss before taxes	$(19)	$(43,638)

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
Overview
We are a leading provider of cloud-based platforms empowering data-driven healthcare. Through the Inovalon ONE® Platform, Inovalon brings to the marketplace a national-scale capability to interconnect with the healthcare ecosystem, aggregate and analyze data in real-time, and empower the application of resulting insights to drive meaningful impact at the point of care. Leveraging its Platform, unparalleled proprietary datasets, and industry-leading subject matter expertise, Inovalon enables better care, efficiency, and financial performance across the healthcare ecosystem. From health plans and provider organizations, to pharmaceutical, medical device, and diagnostics companies, Inovalon’s unique achievement of value is delivered through the effective progression of “Turning Data into Insight, and Insight into Action®.” Supporting thousands of clients, including 24 of the top 25 U.S. health plans, 22 of the top 25 global pharma companies, 19 of the top 25 U.S. healthcare provider systems, and many of the leading pharmacy organizations, device manufacturers, and other healthcare industry constituents, Inovalon’s technology platforms and analytics are informed by data pertaining to more than 980,000 physicians, 546,000 clinical facilities, 287 million Americans, and 48 billion medical events.
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

	September 30,
	2019	2018
	(in thousands)
MORE[2] Registry® dataset metrics(1)
Unique patient count(2)	287,523	261,226
Medical event count(3)	48,135,368	40,062,034
Trailing twelve month Patient Analytics Months (PAM)(1)(4)	58,262,450	47,100,324
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Investment in Innovation:
Research and development(1)	$9,060	$7,580	$25,159	$21,546
Capitalized software development(2)	9,787	8,446	26,495	30,108
Research and development infrastructure investments(3)	—	996	1,581	10,488
Total investment in innovation	$18,847	$17,022	$53,235	$62,142
As a percentage of revenue
Research and development(1)	5%	5%	5%	6%
Capitalized software development(2)	6%	6%	6%	8%
Research and development infrastructure investments(3)	—%	1%	—%	2%
Total investment in innovation	11%	12%	11%	16%
_______________________________________

(1)	Research and development primarily includes employee costs related to the development and enhancement of our service offerings.

(2)	Capitalized software development includes capitalized costs incurred to develop and enhance functionality for our platform solutions.

(3)	Research and development infrastructure investments include strategic capital expenditures related to hardware and software platforms under development or enhancement.
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
We expect our interest expense to increase in connection with the debt commitment discussed in “Note 5—Debt” and to fluctuate in proportion to our outstanding principal balance under the 2018 Credit Facilities (as defined below, under the heading Liquidity and Capital Resources—Debt) and the prevailing London Interbank Offer Rate (“LIBOR”) interest rate.
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

RESULTS OF OPERATIONS
The following table sets forth our consolidated statement of operations data for each of the periods presented (in thousands, except percentages):

	Three Months Ended September 30,		Change from 2018 to 2019		Nine Months Ended September 30,		Change from 2018 to 2019
	2019	2018	$	%	2019	2018	$	%
Revenue	$166,453	$145,809	$20,644	14%	$468,921	$391,362	$77,559	20%
Expenses:
Cost of revenue(1)	42,940	36,422	6,518	18%	121,261	108,928	12,333	11%
Sales and marketing(1)	16,172	11,785	4,387	37%	44,004	31,732	12,272	39%
Research and development(1)	9,060	7,580	1,480	20%	25,159	21,546	3,613	17%
General and administrative(1)	49,306	47,203	2,103	4%	148,623	156,773	(8,150)	(5)%
Depreciation and amortization	26,903	26,571	332	1%	81,370	69,857	11,513	16%
Restructuring expense	—	—	*	*%	—	9,464	*	*%
Total operating expenses	144,381	129,561	14,820	11%	420,417	398,300	22,117	6%
Income (Loss) from operations	22,072	16,248	5,824	36%	48,504	(6,938)	55,442	799%
Other income and (expenses):
Interest income	619	325	294	90%	1,893	1,874	19	1%
Interest expense	(16,700)	(16,824)	124	(1)%	(49,891)	(34,274)	(15,617)	46%
Other expense, net	(7)	(210)	*	*%	(18)	(1,841)	*	*
Income (Loss) before taxes	5,984	(461)	6,445	*%	488	(41,179)	41,667	101%
(Benefit from) Provision for income taxes	(858)	383	(1,241)	(324)%	(2,569)	(13,035)	10,466	(80)%
Net income (loss)	$6,842	$(844)	$7,686	911%	$3,057	$(28,144)	$31,201	111%
________________________________________________

(1)	Includes stock-based compensation expense as follows:
	Cost of revenue	$116	$101	$15	15%	$271	$154	$117	76%
	Sales and marketing	535	308	227	74%	1,174	376	798	212%
	Research and development	475	643	(168)	(26)%	1,224	1,601	(377)	(24)%
	General and administrative	4,659	3,702	957	26%	11,137	9,015	2,122	24%
	Total stock-based compensation expense	$5,785	$4,754	$1,031	22%	$13,806	$11,146	$2,660	24%
* Asterisk denotes not meaningful.

The following table sets forth our consolidated statement of operations data for each of the periods presented as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	100%	100%	100%	100%
Expenses:
Cost of revenue	26%	25%	26%	28%
Sales and marketing	10%	8%	9%	8%
Research and development	5%	5%	5%	6%
General and administrative	30%	32%	32%	40%
Depreciation and amortization	16%	18%	17%	18%
Restructuring expense	—%	—%	—%	2%
Total operating expenses	87%	88%	89%	102%
Income (Loss) from operations	13%	12%	11%	(2)%
Other income and (expenses):
Interest income	*%	*%	*%	*%
Interest expense	(10)%	(12)%	(11)%	(9)%
Other expense, net	*%	*%	*%	*%
Income (Loss) before taxes	3%	—%	*%	(11)%
(Benefit from) Provision for income taxes	(1)%	*%	(1)%	(3)%
Net income (loss)	4%	—%	1%	(8)%
* Asterisk denotes not meaningful.
Comparison of the Three and Nine Months Ended September 30, 2019 and 2018
Revenue
Revenue for the three months ended September 30, 2019 was $166.5 million, an increase of $20.6 million, or 14%, compared with revenue of $145.8 million for the three months ended September 30, 2018. This increase was primarily attributable to an increase of $11.9 million in revenue from existing clients and $8.7 million in revenue contributed from new clients signed resulting from continued adoption of subscription-based platform offerings including cloud-based SaaS solutions enabled by the Inovalon ONE® Platform.
Revenue for the nine months ended September 30, 2019 was $468.9 million, an increase of $77.6 million, or 20%, compared with revenue of $391.4 million for the nine months ended September 30, 2018. This increase was primarily attributable to $39.8 million in revenue from the acquired business of ABILITY, through the anniversary date of the acquisition, an increase of $29.4 million in revenue contributed from new clients signed resulting from continued adoption of subscription-based platform offerings including cloud-based SaaS solutions enabled by the Inovalon ONE® Platform, and an increase of $8.3 million in revenue from existing clients.
Cost of Revenue
During the three months ended September 30, 2019, cost of revenue increased by $6.5 million, or 18%, compared with the three months ended September 30, 2018. The increase in cost of revenue was primarily attributable to an increase in employee-related expense and third-party client-servicing expense, which together contributed $5.6 million. Cost of revenue as a percentage of revenue was 26% and 25% for the three months ended September 30, 2019 and 2018, respectively.
During the nine months ended September 30, 2019, cost of revenue increased by $12.3 million, or 11%, compared with the nine months ended September 30, 2018. The increase in cost of revenue was primarily attributable to an increase in employee-related expense and third-party client-servicing expense, which together contributed $10.3 million, and incremental cost of revenue of $5.0 million attributable to the acquired business of ABILITY, through the anniversary date of the acquisition, which was partially offset by a decrease in professional third-party costs of $2.8 million. Cost of revenue as a percentage of revenue was 26% and 28% for the nine months ended September 30, 2019 and 2018, respectively, reflecting the factors discussed above as well as an increase in the mix of higher-margin platform solutions and cloud-based SaaS solutions as a percentage of revenue.

Sales and Marketing
During the three months ended September 30, 2019, sales and marketing expenses increased by $4.4 million, or 37%, compared with the three months ended September 30, 2018. The increase was primarily attributable to an increase in employee-related expenses of $3.2 million and an increase in advertising expenses of $1.0 million. Sales and marketing expenses as a percentage of revenue was 10% and 8% for the three months ended September 30, 2019 and 2018, respectively.
During the nine months ended September 30, 2019, sales and marketing expenses increased by $12.3 million, or 39%, compared with the nine months ended September 30, 2018. The increase was primarily attributable to an increase in employee-related expenses of $5.5 million, incremental expense of $5.3 million attributable to the acquired business of ABILITY, through the anniversary date of the acquisition, and an increase in advertising expenses of $1.4 million. Sales and marketing expenses as a percentage of revenue was 9% and 8% for the nine months ended September 30, 2019 and 2018, respectively.
Research and Development
During the three months ended September 30, 2019, research and development expense increased by $1.5 million, or 20%, compared with the three months ended September 30, 2018. The increase was primarily attributable to an increase in professional third-party costs of $2.6 million, which was partially offset by a decrease in employee-related expenses of $0.4 million.
During the nine months ended September 30, 2019, research and development expense increased by $3.6 million, or 17%, compared with the nine months ended September 30, 2018. The increase was primarily attributable to incremental expense of $2.5 million attributable to the acquired business of ABILITY, through the anniversary date of the acquisition and an increase in employee-related expenses of $2.4 million, which was partially offset by a decrease in professional third-party costs of $0.8 million.
General and Administrative
During the three months ended September 30, 2019, general and administrative expenses increased by $2.1 million, or 4%, compared with the three months ended September 30, 2018. The increase was primarily attributable to an increase in employee-related expenses of $3.3 million and an increase in stock-based compensation of $1.0 million, which was partially offset by an adjustment in the prior year to increase the fair value of contingent consideration that was not present in the current year resulting in a reduction in expense of $1.1 million, and a decrease in professional third-party costs of $0.8 million. General and administrative expenses as a percentage of revenue was 30% and 32% for the three months ended September 30, 2019 and 2018, respectively.
During the nine months ended September 30, 2019, general and administrative expenses decreased by $8.2 million, or 5%, compared with the nine months ended September 30, 2018. The decrease was primarily attributable to an adjustment in the prior year to increase the fair value of contingent consideration that was not present in the current year resulting in a reduction in expense of $11.4 million, a decrease in professional third-party costs of $4.3 million, and a decrease in transaction and integration costs of $4.2 million, which was partially offset by incremental expenses of $7.5 million attributable to the acquired business of ABILITY, through the anniversary date of the acquisition, and an increase in stock-based compensation of $2.1 million. General and administrative expenses as a percentage of revenue was 32% and 40% for the nine months ended September 30, 2019 and 2018, respectively.
Depreciation and Amortization
During the three months ended September 30, 2019, depreciation and amortization expense increased by $0.3 million, or 1%, compared with the three months ended September 30, 2018.
During the nine months ended September 30, 2019, depreciation and amortization expense increased by $11.5 million, or 16%, compared with the nine months ended September 30, 2018. The increase was primarily attributable to an increase in amortization of acquired intangible assets of $8.7 million.
Interest Income
During the three months ended September 30, 2019, interest income increased by $0.3 million, compared with the three months ended September 30, 2018. During the nine months ended September 30, 2019, interest income was flat compared with the nine months ended September 30, 2018.
Interest Expense
During the three months ended September 30, 2019, interest expense decreased by $0.1 million, compared with the three months ended September 30, 2018.
During the nine months ended September 30, 2019, interest expense increased by $15.6 million, compared with the nine months ended September 30, 2018. The increase in interest expense was primarily attributable to an increase in borrowings in connection with the 2018 Term Facility (as defined below, under the heading Liquidity and Capital Resources—Debt) and an increase in expense related to the interest rate swaps entered into in connection with the 2018 Term Facility.

(Benefit from) Provision For Income Taxes
During the three months ended September 30, 2019, the benefit from income taxes was $0.9 million compared to a provision for income taxes of $0.4 million for the three months ended September 30, 2018. During the nine months ended September 30, 2019, the benefit from income taxes was $2.6 million compared to $13.0 million for the nine months ended September 30, 2018. Our effective tax rate for the nine months ended September 30, 2019 was approximately (526.4)%, compared with approximately 31.7% for the nine months ended September 30, 2018. The change in our effective tax rate is primarily due to the impact of our discrete items as a percentage of income before taxes in each respective period.
Liquidity and Capital Resources
Sources of Liquidity
Our principal sources of liquidity have been cash generated by operating activities and proceeds from our 2018 Credit Facilities. Our cash generated from such means has been sufficient to fund our growth, including our capital expenditures. As of September 30, 2019, our cash and cash equivalents totaled $133.6 million, compared with $114.9 million of cash, cash equivalents, and short-term investments as of September 30, 2018, of which $11.4 million represented short-term, available-for-sale, investment grade, domestic debt-securities.
We believe our current cash, cash equivalents, expected cash generated by operating activities, and availability of cash under our 2018 Credit Facilities are sufficient to fund our operations, finance our strategic initiatives, and fund our investment in innovation and new service offerings, for the foreseeable future. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our 2018 Credit Facilities.
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
On April 2, 2018, we paid in full all existing debt obligations under the 2014 Credit Facilities and terminated all commitments to extend further credit thereunder. On April 2, 2018, we entered into a credit agreement with a group of lenders and Morgan Stanley Senior Funding, Inc., as administrative agent, to provide a secured credit facility which is comprised of: (i) a term loan B facility with us as borrower in a total principal amount of $980.0 million (the “2018 Term Facility”); and (ii) a revolving credit facility with us as borrower in a total principal amount of up to $100.0 million (the “2018 Revolving Facility” together with the 2018 Term Facility, the “2018 Credit Facilities”). As of September 30, 2019, we had $100.0 million available to us consisting of $99.0 million under the 2018 Revolving Facility and a letter of credit of $1.0 million. See “Note 5—Debt” in the Notes to our unaudited consolidated financial statements included under Part I, Item 1 within this Quarterly Report on Form 10-Q for additional information.
As of September 30, 2019, we had outstanding indebtedness under the 2018 Term Facility and finance lease liabilities of $944.9 million and $15.4 million, respectively. As of September 30, 2018, we had outstanding indebtedness under the 2018 Term Facility and finance lease liabilities of $950.8 million and $16.3 million, respectively. The 2018 Term Facility has a seven year term and is an amortizing facility with quarterly principal payments and monthly interest payments. Scheduled principal payments totaling $7.4 million and scheduled interest payments totaling $47.9 million were paid during the nine months ended September 30, 2019. As of September 30, 2019, we were in compliance with the covenants under the 2018 Credit Agreement.
On October 4, 2019, we made a voluntary incremental cash payment of $50.0 million in excess of our required payments from our existing cash balance on our outstanding debt reducing the principal balance under the 2018 Term Facility. As of the date of this filing, our 2018 Revolving Facility remained undrawn.
Cash Flows
Operating Cash Flow Activities
Cash provided by operating activities during the nine months ended September 30, 2019 was $72.3 million, representing an increase of $9.2 million compared with the nine months ended September 30, 2018. The increase in cash provided by operating activities was primarily driven by an increase in operating income and an increase of $1.5 million in cash received for income taxes due to net tax refunds, which was partially offset by an increase of $20.2 million in cash paid for interest.
Investing Cash Flow Activities
Cash used in investing activities during the nine months ended September 30, 2019 was $33.0 million compared with $879.1 million during the nine months ended September 30, 2018. The change in cash used in investing activities was primarily due to the acquisition of ABILITY in the prior year, which was partially offset by a decrease in sales and maturities of short term investments of $247.0 million and a decrease in capital expenditures of $10.3 million.
We make investments in innovation, including research and development expense, capital software development costs, and research and development infrastructure investments, on a recurring basis.
Financing Cash Flow Activities
Cash used in financing activities during the nine months ended September 30, 2019 was $21.3 million, compared with cash provided by financing activities of $710.6 million during the nine months ended September 30, 2018. The change in cash used in financing activities was primarily due to proceeds from the 2018 Term Facility net of repayment of the 2014 Credit Facility borrowings in the prior year and payment for acquisition-related contingent consideration in the current year.
Contractual Obligations
During the nine months ended September 30, 2019, there have been no material changes, outside of the ordinary course of business, in our contractual obligations previously disclosed under the caption “Contractual Obligations” in our 2018 Form 10-K.
Off-Balance Sheet Arrangements
As of September 30, 2019, we did not have any off-balance sheet arrangements.
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
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that, as of September 30, 2019, our disclosure controls and procedures were designed at a reasonable assurance level to ensure that material information relating to Inovalon Holdings, Inc., including its consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and that our disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings
See “Note 7—Commitments and Contingencies” in the Notes to our unaudited consolidated financial statements included under Part I, Item 1 within this Quarterly Report on Form 10-Q.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Use of Proceeds from Registered Securities
None.
Purchases of Equity Securities by the Issuer or Affiliated Purchasers
The following table presents a summary of share repurchases made by the Company during the quarter ended September 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or approximate dollar value) that May Yet be Purchased under the Plans or Programs
July 1 – July 31	—	$—	—	$—
August 1 – August 31	—	—	—	—
September 1 – September 30(1)	42,384	16.85	42,384	—
Total	42,384	$16.85	42,384	$—
_______________________________________

(1)
On September 3, 2019, we directed the administrator of the Company's Employee Stock Purchase Plan (“ESPP”) to purchase 42,384 shares of Class A common stock in the open market for a total of approximately $0.7 million, for issuance to the ESPP participants at a discounted price of $14.38 per share. The Company may, in its discretion, based on market conditions, relative transaction costs and the Company's need for additional capital, continue to instruct the plan administrator to make semi-annual open market purchases of Class A common stock for ESPP participants to coincide with the ESPP's designated semi-annual purchase dates.

Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits
EXHIBIT INDEX

Exhibit Number		Description of Document
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	*	Inline XBRL Taxonomy Extension Schema Document

101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
_____________________________________

*	Filed herewith.

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

Date: October 30, 2019	INOVALON HOLDINGS, INC.
	By:	/s/ KEITH R. DUNLEAVY, M.D.
Keith R. Dunleavy, M.D. Chief Executive Officer & Chairman (Principal Executive Officer)

	By:	/s/ JONATHAN R. BOLDT
Jonathan R. Boldt Chief Financial Officer (Principal Financial Officer)