Form 10-K
period 2019-12-31
Inovalon Holdings, Inc.
filed 2020-02-19
CIK 1619954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant was approximately $655.7 million.
As of January 31, 2020, the registrant had 75,693,145 shares of Class A common stock outstanding and 79,369,411 shares of Class B common stock outstanding.
Documents Incorporated by Reference
The information required by Part III (Items 10, 11, 12, 13 and 14) will be incorporated by reference from the Registrant’s definitive proxy statement relating to its 2020 annual meeting of stockholders (the “2020 Proxy Statement”). The 2020 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

INOVALON HOLDINGS, INC.

FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

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
Factors that may cause actual results to differ from expected results include, among others:

•	our future financial performance, including our ability to continue and manage our growth;

•	our ability to retain our client base and sell additional services to them;

•	the effect of the concentration of our revenue among our top clients;

•	our ability to innovate and adapt our platforms and toolsets;

•	the effects of regulations applicable to us, including new and evolving regulations relating to data protection and data privacy;

•	the effects of consolidation in the healthcare industry;

•	the ability to successfully integrate our acquisitions, including ABILITY, and the ability of the acquired business to perform as expected;

•	the ability to enter into new agreements with existing or new platforms, products, and solutions in the timeframes expected, or at all;

•	the successful implementation and adoption of new platforms, products and solutions;

•	the effects of changes in tax legislation for jurisdictions within which we operate, including recent changes in U.S. tax laws;

•	the ability to protect the privacy of our clients’ data and prevent security breaches;

•	the effect of current or future litigation;

•	the effect of competition on our business;

•	the efficacy of our platforms and toolsets; and

•	the timing and size of business realignment and restructuring charges.
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
Item 1.    Business.
Our Company
We are a leading provider of cloud-based platforms empowering data-driven healthcare. Through the Inovalon ONE® Platform, Inovalon brings to the marketplace a national-scale capability to interconnect with the healthcare ecosystem, aggregate and analyze data in real-time, and empower the application of resulting insights to drive meaningful impact at the point of care. Leveraging its platform, unparalleled proprietary data sets, and industry-leading subject matter expertise, Inovalon enables better care, efficiency, and financial performance across the healthcare ecosystem. From health plans and provider organizations, to pharmaceutical, medical device, and diagnostics companies, Inovalon’s unique achievement of value is delivered through the effective progression of “Turning Data into Insight, and Insight into Action®.” Supporting thousands of clients, including 24 of the top 25 U.S. health plans, 22 of the top 25 global pharma companies, 19 of the top 25 U.S. healthcare provider systems, and many of the leading pharmacy organizations, device manufacturers, and other healthcare industry constituents, Inovalon’s technology platforms and analytics are informed by data pertaining to more than 988,000 physicians, 552,000 clinical facilities, 314 million Americans, and 53 billion medical events.
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
Unsustainable Rise in Healthcare Costs. According to the 2018 National Health Expenditure Projections prepared by the Centers for Medicare and Medicaid Services (“CMS”), healthcare spending in the U.S. is projected to have increased 4.8% in 2019, on a year-over-year basis to $3.8 trillion, up from 4.4% growth in 2018 or $3.6 trillion, representing 17.6% of 2018 U.S. Gross Domestic Product (“GDP”). CMS projects healthcare spending in the U.S. to increase to approximately 19.4% of GDP by 2027. To address this expected significant rise in healthcare costs, the U.S. healthcare market is seeking more efficient and effective methods of delivering care. This same trend is playing out across modernized nations around the globe.
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
According to third-party industry estimates, the addressable market for software and related services capabilities serving these healthcare constituents continues to expand from an estimated $117 billion in 2016 to approximately $161 billion in 2020. According to industry sources, the market for software and related services is approximately $18.7 billion within the U.S. payer market. We believe that as analytics continue to demonstrate greater value within the U.S. payer landscape, the market will expand commensurately. We believe that the market opportunity for our current offerings within the payer market, the historical focus of our Company, is approximately $11.9 billion (excluding legacy solutions). As we continue to build and launch new capabilities and expand our market opportunities following the acquisition of ABILITY, we believe analytics will provide a significantly larger value opportunity within this same payer space. For providers, industry sources estimate that software and related services represent a $40.6 billion U.S. market size. We believe that the market opportunity for our current offerings within the provider market is approximately $6.5 billion. In the pharmaceutical and life-sciences market, industry sources estimate a $63.5 billion market size for total software and related services spend. We believe that the market opportunity for our current offerings within the pharmaceutical and life-sciences market is approximately $8.5 billion, largely driven by our acquisitions of Avalere Health, Inc. (“Avalere”), a leading provider of data-driven advisory services and business intelligence solutions in the pharmaceutical and life sciences industry, in 2015, and Creehan Holding Co., Inc. (“Creehan”), a leader in specialty pharmacy software platforms, in 2016. In the consumer market, industry sources estimate a $37.9 billion global market size for mobile health applications and solutions. We believe that, over time, analytics will also drive a significant opportunity expansion in the consumer market, as consumers seek to take a more active and informed role in how their healthcare is delivered.

_______________________________________
Source: Gartner, IDC, Research and Markets and Inovalon.
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
Inovalon provides its solutions to the marketplace through the Inovalon ONE® Platform: an integrated, real-time cloud native platform which brings together the capabilities of extensive healthcare ecosystem connectivity, massive scale datasets, advanced analytics, and data-driven intervention toolsets. Together, the capabilities of the platform enable both the efficient determination of highly meaningful insights and the reliable achievement of meaningful impact in the quality and economics of healthcare.

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
Intervention Systems.    In order to translate analytical insights into tangible impact, interventions at the point of care are critical. We are able to translate our analytical insights into meaningful impact through data-driven, multi-channel intervention toolsets that enable our clients to take the insights derived from our analytics and implement solutions that achieve meaningful impact at the patient and provider level. Our data-driven intervention toolset capabilities include direct connectivity with many leading EHR systems, hard copy and electronic mail, and interactions via telephone, in patients’ homes, through mobile devices, at dedicated patient centers, through web-enabled decision support tools, in retail pharmacies, and in traditional clinical locations.
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
In addition to being maintained and tagged within client-specific data lakes, data we receive in the course of providing our services are statistically de-identified and stored in our MORE2 Registry®. The MORE2 Registry® goes beyond just claims data to include information about demographics, enrollment, diagnoses, procedures, pharmacy, laboratory results, and deep medical record clinical data and presents a significant representative mix of commercial, HIX Marketplace, Medicare Advantage, and managed Medicaid care plan patients. As of December 31, 2019, our MORE2 Registry® dataset contained data pertaining to more than 988,000 physicians, 552,000 clinical facilities, 314 million Americans, and 53 billion medical events. The following is a sample of components within our MORE2 Registry®:

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
Privacy Management and Data Security.    Protected health information is a sensitive component of personal information. It is essential that information about an individual’s healthcare is properly protected from any inappropriate access, use and disclosure. Given the industry vertical in which we operate, we realize the importance of the safety and sensitivity of personal health information. We are a trusted partner to our clients, and we are committed to the security and privacy of our client data, enterprise data, and our systems, employing highly trained personnel, robust processes, and leading technology. Our privacy and security management includes:

•
governance, frameworks, and models to promote good decision making and accountability. Our comprehensive privacy and security program is based on industry best practices, including those of the National Institute of Standards and Technology (NIST), the Control Objectives for Information and Related Technology (COBIT), Defense Information Systems Agency, and the Federal Information Security Management Act of 2002 (FISMA);

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
Platform Modularity
Our platform has been created through the use of internally-developed software coupled with industry-leading technology frameworks that are vendor-agnostic. Because we have designed and developed our own software, we have built significant flexibility and modularity into our platform components. This enables us to not only enhance our existing products as our clients’ needs evolve, but also to increase our addressable market opportunity by rapidly developing new product offerings and expanding into adjacent markets in the healthcare industry. Our acquisitions of ABILITY, Avalere, and Creehan further enhanced this process through the infusion of our data and analytics into additional offerings, new products, greater differentiation, additional capabilities, technologies, client relationships, and industry expertise that they bring. Our large, deep proprietary data sets in the MORE2 Registry® also enable and support this flexibility and modularity, as the depth and breadth of the data allows its analysis and application in the context of many situations across the healthcare industry-not just for payers, but also providers, pharmaceutical companies, device manufacturers, diagnostics companies, etc. For example, within the set of Inovalon ONE® Platform Components that would typically enable our Quality Measurement and Reporting offering for a national health plan, a certain subset of these Components could be combined with an additional new set of Components to enable our OBC offering with a global pharmaceutical company.
Our Clients
For over 20 years, we have provided quality services to our clients. During that time, we have built a leading position and have become a true thought leader and innovator in our industry. We have achieved significant scale, and we believe that we play a key role in the U.S. healthcare market.
Our clients renew existing client agreements throughout the year. The renewal rates of existing client counts for the years ended December 31, 2019, 2018 and 2017 were approximately 90%, 90%, and 88%, respectively. The renewal rate is representative of clients with engagements exceeding $0.1 million in revenue.
Sales and Marketing
We believe that our sales and marketing initiatives are key to capitalizing on our significant market and growth opportunities. During 2018 and 2019, we significantly increased the scale and sophistication of our sales force by leveraging the expertise of technology focused personnel supported by subject matter experts. While we have successfully leveraged our sales and marketing as we have grown, we believe that additional strategic investments in sales and marketing capacity and capabilities will enable us to increasingly seize on the healthcare industry’s need for advanced technological capabilities including data connectivity, advanced analytics, data-driven intervention toolsets, and integrated business processing to empower the healthcare industry’s transformation from volume-based models to value-based models.
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
Operations
Our operations are divided into two groups. Our IT Operations Group manages the process steps from data receipt through to the generation of analytical outputs. Our Services Operations Group manages the process steps applied to achieve impact through our data-driven intervention toolsets.
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
Services Operations Group
Many of our clients utilize the analytical outputs of our platform to feed into their own internal systems to achieve value within the provider and patient base. Other clients license our data-driven intervention toolsets to facilitate the realization of value from our analytics. For still other clients, our service support personnel operate our data-driven intervention toolsets to deliver end-to-end value realization. For these clients, through the implementation of our sophisticated platforms, we leverage our analytical output to provide data-driven intervention toolset support services at the varying points of care necessary to achieve the goals of our clients. This unique end-to-end approach implements the solutions necessary to turn insight generated through our advanced analytics into meaningful impact and realized value for our clients on a national scale.
One of the centerpieces of our services operations is our strong management systems, which serve as vehicles to drive transparency, ownership and execution. Our management systems enable general managers and operational leaders the ability to “see around the corner” and be ambidextrous in how they balance achieving efficiency gains while also focusing on exceptional client value delivery.
Competition
We compete with a broad and diverse set of businesses. We believe the competitive landscape is highly fragmented with no single competitor offering similarly expansive capabilities and diverse platform solution offerings in healthcare data analytics, data-driven intervention toolsets, connectivity, and data visualization solutions. Our primary competitive challenge is to demonstrate to our existing and potential clients the value of utilizing our platforms rather than developing or assembling their own alternative capabilities. We believe that the combination of our competitive strengths and successful culture of innovation, including our large proprietary datasets, advanced data integration technologies, sophisticated predictive analytics, extensive industry connectivity, data-driven intervention toolsets, and the deep subject matter expertise of our associates, make it time- and cost-prohibitive for our clients to replace or replicate all that we offer. In addition, we believe the combination of these attributes differentiates us from our competition.
The competitive landscape can be characterized by the following categories of companies that provide capabilities or solutions that compete with one or more offerings of our platform:

•
Large-scale healthcare-specific solutions providers, such as Optum, Change Healthcare (formerly Change Healthcare Holdings, Inc. and McKesson Technology Solutions), Cotiviti (formerly Verscend Technologies, Inc. and Cotiviti), and IQVIA (formerly QuintilesIMS);

•	Providers of enterprise-scale, industry agnostic IT solutions, such as Oracle, Dell, SAP, SAS, and IBM;

•	Large-scale IT consultants and third-party service providers, such as Accenture and Deloitte Consulting; and

•	Point solution providers, such as Change Healthcare and DST Systems.
Intellectual Property
We generally rely on copyright, trademark, and trade secret laws as well as confidentiality agreements, licenses, and other agreements with employees, consultants, vendors, and customers. We also seek to control access to and distribution of our proprietary software, confidential information and know-how, technology, and other intellectual property. Historically, because our initial technological innovations were primarily algorithmic in nature, these innovations were well suited to trade secret protection. Accordingly, and due to the complex, time intensive, and costly patent process, with somewhat limited utility for business processes, the use of patents has not historically been compelling for us. However, beginning in the second quarter of 2015, we filed a limited number of provisional and non-provisional patent applications, which have resulted in issued patents and may result in additional issued patents in the future. We expect to continue to seek patents in the future, both in the U.S. and abroad.
We own and use trademarks in connection with our applications and services, including both unregistered common law marks and issued trademark registrations in the United States. Our material trademarks, service marks and other marks include: CAAS™, CARA®, Caresync Advantage®, CCS Advantage®, CEDI™, ChaseWise™, Data-Driven Improvements in Health Care™, Data Has a Story to Tell. We Give it Voice®, Distributed Analytics®, eCAAS Advantage®, ePASS®, Healthcare Empowered®, Healthier Members, Healthier Business®, HEDIS Advantage, HCC Surveillance®, HIX Foundation®, INDICES®, Inovalon®, Empowering the Transformation From Volume To Value®, Inovalon Spiral Design®, Inovalon Healthcare Empowered (and Spiral Design), Inovalon Healthcare Empowered®, Insights: a business intelligence solution™, iPORT™, iTCC™, MORE2 Registry®, PCIS™, Prospective Advantage®, QSFD®, QSI®, QSI-XL®, Star Advantage®, Turning Data into Insight and Insight into Action®, Data Has a Story to Tell. We Give it a Voice®, Data Diagnostics®, DDx®, ScriptMed®, Clinical Data Extraction as a Service (CDEaaS™), Natural Language Processing as a Service (NLPaaS™), Elastic Container Technology (ECT™), myABILITY®, and the Inovalon ONE® Platform. We also have trademark registrations and applications pending to register marks in the United States, Japan and European Union.
While our intellectual property rights are important to our success, we believe that our business as a whole is not materially dependent on any particular patent, trademark, license or other intellectual property right.
Our Employees
As of December 31, 2019, we had a total of 2,662 associates across the following areas: Technology, Innovation and Product, Data-driven Client Services, and Selling, General and Administrative. There were 2,371 full-time associates and 291 part-time associates. None of our associates are represented by a labor union; all of our associates currently work in the U.S. and its territories (Puerto Rico), and we consider our current relations with our associates to be good.
Requirements Regarding the Privacy and Security of Personal Information
HIPAA and Other Health Information Privacy and Security Requirements.    There are numerous U.S. federal and state laws and regulations related to the privacy and security of personal information. In particular, regulations promulgated pursuant to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended, establish privacy and security standards that limit the use and disclosure of Protected Health Information (“PHI”) and require the implementation of administrative, physical, and technical safeguards to ensure the confidentiality, integrity, and availability of individually identifiable health information in electronic form. Our health plan customers, as well as healthcare clearinghouses and certain providers with which we have or may establish business relationships, are covered entities that are regulated under HIPAA. The Health Information Technology for Economic and Clinical Health Act (“HITECH”) and an implementing regulation known as the Omnibus Final Rule significantly expanded HIPAA’s privacy and security requirements. Among other things, HITECH and the Omnibus Final Rule make HIPAA’s privacy and security standards directly applicable to “business associates,” which are independent contractors or agents of covered entities, or other business associates, that create, receive, maintain, or transmit PHI in connection with providing a service for or on behalf of a covered entity. Under HIPAA and our contractual agreements with our customers, we are considered a “business associate” and thus are directly subject to HIPAA’s privacy and security standards. In order to provide our covered entity clients with services that involve the use or disclosure of PHI, HIPAA requires our clients to enter into business associate agreements with us. Such agreements must, among other things, require us to:

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
In addition to HIPAA, HITECH, and their implementing regulations, we may be subject to state medical record privacy laws (sometimes more strict than HIPAA), including the laws of the state of California.
Other Data Protection Requirements.    In addition to HIPAA, we may be subject to other U.S. federal and state laws that govern the collection, dissemination, use of and access to, personal information, including laws that prohibit unfair or deceptive privacy and security practices and/or place requirements on certain types of activities, such as data security and data access. Laws and expectations relating to privacy continue to evolve, and we continue to adapt to changing needs. For example, California recently enacted the California Consumer Privacy Act, which became effective on January 1, 2020 and requires covered businesses to, among other things, provide disclosures to California consumers regarding the collection, use and disclosure of such consumers’ personal information and afford such consumers new rights with respect to their personal information, including the right to opt out of certain sales of personal information. Additional states are also considering new laws and regulations that further protect the confidentiality, privacy, and security of personal information, including medical records or other types of medical information. Further, a number of states prohibit or limit the disclosure of medical or other information to individuals or entities located outside of the United States.
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
We have implemented and maintain physical, technical, and administrative safeguards intended to protect personal and individually identifiable health information. We have implemented controls intended to assist us in complying with all applicable laws, regulations, and contractual requirements regarding the protection of these data. We have established processes that are intended to allow us to properly respond to any security breaches or incidents.
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
Seasonality
The nature of our customers’ end-market results in partial seasonality reflected in both revenue and cost of revenue differences during the year. Regulatory impact of data submission deadlines in, for example, January, March, June, and September drive some degree of predictable timing of analytics and data processing activity variances from quarter to quarter. Further, regulatory clinical encounter deadlines of June 30th and December 31st drive predictable data-driven intervention toolset concentrations variances from quarter to quarter. The timing of these factors results in analytical and data-driven intervention toolset activity mix variances, which have limited predictable impact in the aggregate on our financial performance from quarter to quarter. However, quarter to quarter financial performance may increasingly vary from historical seasonal trends as we continue to expand into adjacent markets and increase the portion of our revenue generated from new offerings. Further, we also expect the impact of seasonality to decrease over time as we expand our mix of revenue generated from a subscription-based model. The timing of new contract signings and their respective implementations can also lead to variances in our seasonal revenue performance.
Corporate Information
Our executive offices are located at 4321 Collington Road, Bowie, Maryland 20716. Our telephone number at our executive offices is (301) 809-4000 and our corporate website is www.inovalon.com. The information on, or accessible through, our website is not incorporated into and does not constitute a part of this Annual Report on Form 10-K or any other report or document we file with or furnish to the U.S. Securities and Exchange Commission (“SEC”). Our Class A common stock is listed on the NASDAQ Global Select Market under the symbol “INOV.”
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
We have experienced significant growth since 2015, with total revenues growing from approximately $437.3 million for the year ended December 31, 2015 to approximately $642.4 million for the year ended December 31, 2019. Future revenues may not grow at these same rates or may decline, such as the approximate 2% revenue decline from the year ended December 31, 2015 to the year ended December 31, 2016. Our future growth will depend, in part, on our ability to grow our revenue from existing clients, to complete sales to potential new clients, to expand our client base in adjacent industry segments such as the life sciences industry and with provider organizations, to develop new services and capabilities including direct-to-consumer services, and to expand internationally. We can provide no assurances that we will be successful in executing on these growth strategies or that, even if our key metrics, such as trailing twelve month Patient Analytics Months (“PAM”), would indicate future growth, we will continue to grow our revenue, margins or net income. Our ability to execute on our existing sales pipeline, create additional sales opportunities, and expand our client base depends on, among other things, the attractiveness of our services relative to those offered by our competitors, our ability to demonstrate the value of our existing and future services, and our ability to attract and retain a sufficient number of qualified sales and marketing leadership and support personnel. In addition, clients in certain industries in which we have a more limited presence, such as the life sciences industry, may be slower to adopt our services than we currently anticipate, which could adversely affect our results of operations and growth prospects.
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
Our top ten clients accounted for approximately 35% of our revenues for the year ended December 31, 2019. The engagement between these clients and us generally is covered through multiple separate statements of work (“SOWs”), each often with different and/or staggered terms which are all multi-year in their duration, ranging typically from two to five years. We can provide no assurance that these clients will renew their existing contracts or all SOWs with us upon expiration or that any such failure to renew will not have a material adverse effect on our revenue. If we lose one or more of our top clients, or if one or more of these clients significantly decreases its use of our services, our business and operating results could be materially and adversely affected.
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
Our services involve the storage and transmission of clients’ proprietary information, sensitive or confidential data, including valuable intellectual property and personal information of employees, clients and others, as well as protected health information, or PHI, of our clients’ patients. Because of the extreme sensitivity of the information we store and transmit, the security features of our computer, network, and communications systems infrastructure are critical to the success of our business. A breach or failure of our security measures could result from a variety of circumstances and events, including third-party action, employee negligence or error, malfeasance, computer viruses, cyber-attacks by computer hackers, failures during the process of upgrading or replacing software and databases, power outages, hardware failures, telecommunication failures, user errors, or catastrophic events. Information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks, including, for example, the Spectre and Meltdown threats in 2018 and 2019 which, rather than acting as viruses, were design flaws in many CPUs that allowed programs to steal data stored in the memory of other running programs and required patch software to correct. As cyber threats continue to evolve, we may be required to expend additional resources to further enhance our information security measures and/or to investigate and remediate any information security vulnerabilities. If our security measures fail or are breached, it could result in unauthorized persons accessing sensitive client or patient data (including PHI), a loss of or damage to our data, an inability to access data sources, or process data or provide our services to our clients. Such failures or breaches of our security measures, or our inability to effectively resolve such failures or breaches in a timely manner, could severely damage our reputation, adversely affect client or investor confidence in us, and reduce the demand for our services from existing and potential clients. In addition, we could face litigation, damages for contract breach, monetary penalties, or regulatory actions for violation of applicable laws or regulations, and incur significant costs for remedial measures to prevent future occurrences and mitigate past violations. Although we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and in any event, insurance coverage would not address the reputational damage that could result from a security incident.
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
We are subject to federal and state data privacy and security laws and regulations. HIPAA established uniform federal standards for certain “covered entities,” which include healthcare providers and health plans, governing the conduct of specified electronic healthcare transactions and protecting the security and privacy of PHI. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates, and other persons for HIPAA violations. Under HITECH, state attorneys general were granted new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA’s requirements, and to seek attorney’s fees and costs associated with pursuing federal civil actions.
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
Laws and expectations relating to privacy continue to evolve, and we continue to adapt to changing needs. Nevertheless, changes in these laws may limit our data access, use, and disclosure, and may require increased expenditures by us or may dictate that we not offer certain types of services. In addition, data protection, privacy and similar laws protect more than patient information and, although they vary by jurisdiction, these laws can extend to employee information, business contact information, provider information, and other information relating to identifiable individuals. For example, California recently enacted the California Consumer Privacy Act, which became effective on January 1, 2020 and requires covered businesses to, among other things, provide disclosures to California consumers regarding the collection, use and disclosure of such consumers’ personal information and afford such consumers new rights with respect to their personal information, including the right to opt out of certain sales of personal information. We believe that further increased regulation in additional jurisdictions is likely in the area of data privacy. Any of the foregoing may have a material adverse effect on our ability to provide services to our clients and, in turn, our results of operations.
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
The demand for our platform capabilities, toolsets and services may be impacted by factors that are beyond our control, including macroeconomic, political and market conditions, the availability of short-term and long-term funding and capital, and the level of interest rates. We believe that the state of economic and political conditions in the U.S. is particularly uncertain due to ongoing political discord between and among the legislative and executive branches of the U.S. government and that additional uncertainty is likely in the near future, including, without limitation, as a result of potential changes to the political environment in connection with the upcoming election year. Potential shifts in legislative and regulatory conditions concerning, among other matters, international trade and taxation, as well as healthcare, and/or an uneven recovery or a renewed global downturn may contribute to reduced demand for our platforms, toolsets and services, which could have an adverse effect on our results of operations and financial condition.

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
There are many factors that could affect the purchasing practices, operations and, ultimately, the operating funds of healthcare organizations, such as reimbursement policies for healthcare expenses, consolidation in the healthcare industry, and regulation, litigation, and general economic conditions. In particular, we could be required to make unplanned modifications to our services or could suffer delays or cancellations of orders or reductions in demand for our services as a result of changes in regulations affecting the healthcare industry, such as any increased regulation by governmental agencies, changes to HIPAA and other federal or state privacy laws, laws relating to the tax-exempt status of many of our clients or restrictions on permissible discounts, and other financial arrangements. We cannot predict with certainty what additional healthcare regulations, if any, will be implemented at the federal and state level, or what the ultimate effect of federal healthcare reform or any future legislation or regulation will have on us and our clients. We cannot predict with certainty what effect the current or future U.S. presidential administration together with the U.S. Congress may have, if any, on coverage and reimbursement for healthcare items and services. We also cannot predict any changes to the U.S. federal government’s approach to healthcare that may result from the outcome of the 2020 election. Regardless of the prevailing political environment in the United States, Medicare, Medicaid and managed care organizations are increasing pressure to both control healthcare utilization and to limit reimbursement. Changes in reimbursement programs or regulations, including retroactive and prospective rate and coverage criteria changes, competitive bidding for certain products and services, and other changes intended to reduce expenditures could adversely affect the portions of our clients’ businesses that are dependent on third-party reimbursement or direct governmental payment. Moreover, to the extent that our clients experience reimbursement pressure resulting in lower revenue for them, their demand for our products and services might decrease. It is unclear what long-term effects the general economic conditions will have on the healthcare industry, and in turn, on our business, financial condition, and results of operations.
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
Our services may become subject to new or enhanced regulatory requirements, including new regulatory oversight from agencies such as the Food and Drug Administration for software functions such as clinical decision support that may constitute a medical device, and we may be required to change or adapt our services in order to comply with these regulations. If we fail to successfully implement new, enhanced or revised regulatory requirements, it could adversely affect our ability to offer services deemed critical by our clients, which could materially and adversely affect our results of operations. New or enhanced regulatory requirements may render our services obsolete or prevent us from performing certain services until we comply with such regulatory requirements, including pre-market submissions and approvals, as applicable. New or enhanced regulatory requirements could impose additional costs on us, and thereby make existing services unprofitable, and could make the introduction of new services more costly or time-consuming than we anticipate, which could materially and adversely affect our results of operations and growth prospects.
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
Beginning in the second quarter of 2015, we filed a limited number of provisional and non-provisional patent applications, which have resulted in issued patents and which may or may not result in an additional issued patent or patents in the future. In addition, we do not know whether the examination process will require us to narrow our claims as to pending applications. To the extent that patents are issued from our patent applications, which are not certain, they may be contested, circumvented or invalidated in the future. Moreover, the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages, may be successfully challenged by third parties, and, as with any technology, competitors may be able to develop similar or superior technologies to our own now or in the future.
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
Laws regulating the corporate practice of medicine could restrict the manner in which we provide our clients certain of our data-driven intervention toolsets, and the failure to comply with such laws could subject us to penalties or require that we change the manner in which we provide such toolsets.
Among our data-driven intervention toolsets are supplemental member encounters (“SMEs”). While some clients utilize our platform toolsets to conduct their own SMEs directly or through third-parties, some of our clients engage us to utilize our data-driven intervention toolsets to facilitate SMEs. In such cases, we contract with third-parties to perform such SMEs utilizing our data-driven intervention toolsets, or we may utilize our own associates to undertake such SMEs. Certain of our SMEs may be considered patient care. Some states have laws that prohibit business entities from practicing medicine, employing providers to practice medicine, exercising control over medical decisions by providers (also known collectively as the corporate practice of medicine). These laws, regulations, and interpretations have, in certain states, been subject to enforcement, as well as judicial and regulatory interpretation, and are subject to change.
In these states, we operate by maintaining long term contracts with affiliated physician groups, which are each owned and operated by physicians and which employ or contract with additional providers to perform the SMEs. If there were a determination that a corporate practice of medicine violation existed or exists, we could be subject to criminal or civil penalties or an injunction for practicing medicine without a license or aiding and abetting the unlicensed practice of medicine. The occurrence of any of such events could have a material adverse effect on our ability to continue to provide our clients with the full array of our data-driven intervention toolsets.
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
We have previously and may in the future seek to acquire or invest in businesses, services, or technologies that we believe could complement or expand our services, enhance our technical capabilities, or otherwise offer growth opportunities. For example, on July 6, 2017, we completed the acquisition of ComplexCare Solutions, Inc. and ComplexCare Solutions IPA, LLC (together, “CCS”), and on April 2, 2018, we acquired ABILITY. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated. Acquisitions also could result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results and financial condition. In addition, we have limited experience in acquiring other businesses. We may not achieve the anticipated benefits from the acquired business, including from CCS or ABILITY, due to a number of factors, including:

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
The integration of newly acquired businesses, including CCS and ABILITY, will also require a significant amount of time and attention from management. The diversion of management attention away from ongoing operations and key research and development, marketing or sales efforts could adversely affect ongoing operations and business relationships. Moreover, even if we were able to fully integrate a new acquisition’s business operations and other assets successfully, there can be no assurance that such integration will result in the realization of the full benefits of synergies, cost savings, innovation and operational efficiencies that may be possible or were anticipated from the acquisition or that these benefits will be achieved within a reasonable period of time. Delays in integrating our acquisitions, which could be caused by factors outside of our control, could adversely affect the intended benefits of the acquisitions to our business, financial results, financial condition and the trading price of our Class A common stock.
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

•	increased financial accounting and reporting burdens and complexities;

•	adverse tax consequences;

•	compliance risks associated with General Data Protection Regulation which regulates the privacy of all individuals in the European Union, including export of data outside of the European Union; and

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
Our reliance on third-party vendors to perform certain of our data-driven intervention toolsets could have an adverse effect on our business, results of operations and growth prospects.
We rely in part on third-party vendors to perform certain of our data-driven intervention toolsets, including supplemental member encounters such as in-home encounters. These third parties may not perform their obligations to us in a timely and cost-effective manner, in compliance with applicable regulations, or in a manner that is in our and our clients’ best interests, which could have an adverse effect on our reputation and our ability to retain and attract clients. In addition, our growth depends in part on the ability of our third-party vendors to leverage our data-driven intervention toolsets to a larger group of clients. If our third-party vendors do not perform their services at a level acceptable to us or our clients or if they are unable to leverage our data-driven intervention toolsets to a larger group of clients, it could have an adverse effect on our business, results of operations, and growth prospects.
We have previously been the subject of securities class action lawsuits and additional litigation may be brought against us in the future.
In the past, following periods of volatility in the market, securities class action litigation has often been instituted against companies. We have previously been subject to purported securities class action lawsuits and may be subject to additional litigation in the future. Such potential litigation, including in the form of stockholder derivative actions against our Board of Directors, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition, results of operations and growth prospects and cause our stock price to decline.
Our debt may restrict our future operations.
We have substantial debt and have the ability to incur additional debt.  As of December 31, 2019, we had approximately $917.8 million of outstanding principal indebtedness. Our incurrence of substantial amounts of debt may have significant consequences. For instance, it could:

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
Changes in how LIBOR is determined, or the potential replacement of LIBOR with an alternative reference rate, may adversely affect our interest expense.
Certain instruments within our debt profile, including our 2018 Credit Agreement, bear interest at rates that are indexed to the London Interbank Offered Rate (“LIBOR”), which is a benchmark rate at which banks offer to lend funds to one another in the international interbank market for short term loans. On July 27, 2017, the United Kingdom Financial Conduct Authority (“FCA”), which regulates LIBOR, announced its intention to stop persuading or compelling banks to submit LIBOR quotations by the end of 2021. We cannot predict the impact of the potential phase out of LIBOR on our debt agreements and interest rates. In particular, our 2018 Credit Agreement does not contain a procedure for determining an alternative base rate in the event that LIBOR is discontinued. We intend to work with our lenders to determine an alternative base rate to LIBOR in the event LIBOR is discontinued, however there can be no assurances as to what an alternative base rate may be and whether such alternative base rate will be more or less favorable than LIBOR. In addition, any other legal or regulatory changes made by the FCA or other governance or oversight bodies in the method by which LIBOR is determined or the transition from LIBOR to a successor benchmark may result in, among other things, a sudden or prolonged increase or decrease in LIBOR, a delay in the publication of LIBOR, or changes in the rules or methodologies in LIBOR, all of which may discourage market participants from continuing to administer or to participate in LIBOR’s determination and, in certain situations, could result in LIBOR no longer being determined and published. Any of these proposals or consequences could have a material adverse effect on our financing costs. Furthermore, there is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions, significant increases in benchmark rates, or borrowing costs to borrowers, any of which could have an adverse effect on our business, results of operations, financial condition, and liquidity

Expectations of our company relating to environmental, social and governance factors may impose additional costs and expose us to new risks.
There is an increasing focus from certain investors, employees and other stakeholders concerning corporate responsibility, specifically related to environmental, social and governance factors. Some investors may use these factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies relating to corporate responsibility are inadequate. Third-party providers of corporate responsibility ratings and reports on companies have increased to meet growing investor demand for measurement of corporate responsibility performance. In addition, the criteria by which companies’ corporate responsibility practices are assessed may change, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria.  Alternatively, if we elect not to or are unable to satisfy such new criteria, investors may conclude that our policies with respect to corporate responsibility are inadequate. We may face reputational damage in the event that our corporate responsibility procedures or standards do not meet the standards set by various constituencies. Furthermore, if our competitors’ corporate responsibility performance is perceived to be greater than ours, potential or current investors may elect to invest with our competitors instead. In addition, in the event that we communicate certain initiatives and goals regarding environmental, social and governance matters, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals.  If we fail to satisfy the expectations of investors, employees and other stakeholders or our initiatives are not executed as planned, our reputation and financial results could be materially and adversely affected.
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
We are currently controlled by holders of our Class B common stock. As of January 31, 2020, holders of our Class B common stock beneficially own an aggregate of approximately 91% of the voting power of our common stock. In particular, Dr. Dunleavy beneficially owns an aggregate of approximately 63% of the voting power of our common stock, and Mr. Hoffmann beneficially owns an aggregate of approximately 22% of the voting power of our common stock. The shares beneficially owned by Dr. Dunleavy and Mr. Hoffmann and certain other stockholders are shares of Class B common stock, which have 10 votes per share, whereas each share of Class A common stock has one vote per share. As long as holders of our Class B common stock control at least a majority of the voting power of our outstanding common stock, they will have the ability to exercise substantial control over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the election and removal of directors and the size of our board of directors, any amendment of our certificate of incorporation or bylaws, or the approval of any merger or other significant corporate transaction, including a sale of all or substantially all of our assets. Even if their ownership falls below 50%, holders of our Class B common stock will continue to be able to exert significant influence or effectively control our decisions because of the dual class structure of our common stock. This concentrated control by our Class B common stockholders will limit or preclude your ability to influence those corporate matters for the foreseeable future and, as a result, we may take actions that holders of our Class A common stock do not view as beneficial. This dual class structure may adversely affect the market price of our Class A common stock. In addition, this structure may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
Item 1B.    Unresolved Staff Comments.
None.
Item 2.    Properties.
Our corporate headquarters is located in Bowie, Maryland, where we occupy approximately 110,000 square feet under a lease agreement that expires in June 2029. In addition, we lease an aggregate of approximately 303,000 square feet at the following locations: Minneapolis, Minnesota; Washington, DC; Nashville, Tennessee; Phoenix, Arizona; Tampa, Florida; Canonsburg, Pennsylvania; Boston, Massachusetts; Herndon, Virginia; and Yellow Springs, Ohio. We own one property in Snellville, Georgia, which is approximately 12,000 square feet. In addition, we maintain a number of leases for smaller office facilities in various locations in the regions of our clients coinciding with specific client needs.
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
Stock Performance Graph
The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the U.S. Securities and Exchange Commission (“SEC”), nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.
The line graph and table below compare the cumulative total stockholder return on our Class A common stock with the NASDAQ Composite-Total Returns Index and the NASDAQ Computer Index. This graph and table assume the investment of $100 in Company common stock on December 31, 2015 and assumes the reinvestment of dividends, if any, on the relevant payment dates.
The following performance graph is historical and not necessarily indicative of future price performance.
The following table was used to prepare the preceding chart, assumes $100 was invested at the close of market on December 31, 2015, and illustrates the value of the investment based on quoted prices as of the indicated dates:

	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019
Inovalon Holdings, Inc.	$100	$61	$88	$83	$111
NASDAQ Composite Index	$100	$108	$138	$133	$179
NASDAQ Computer Index	$100	$112	$156	$150	$226
Holders
As of January 31, 2020, there were 83 stockholders of record of our Class A common stock. However, because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe there are substantially more beneficial holders of our common stock than record holders. As of January 31, 2020, there were 21 stockholders of record of our Class B common stock.
Dividend Policy
Our board of directors does not currently intend to declare and pay dividends on our common stock. However, our board of directors will periodically reevaluate our dividend policy and may determine to pay dividends in the future. Any future determination to declare cash dividends will be at the sole discretion of our board of directors. No dividends were declared during the years ended December 31, 2019 and 2018.

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

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share information)
Consolidated Statement of Operations Data:
Revenue	$642,410	$527,676	$449,358	$427,588	$437,271
Income (Loss) from operations	69,487	(2,585)	33,789	37,634	116,456
Net income (loss)	7,775	(39,164)	34,818	27,104	66,063
Net income (loss) attributable to common stockholders	7,538	(39,164)	33,828	26,943	66,014
Basic net income (loss) per share	$0.05	$(0.27)	$0.24	$0.18	$0.45
Diluted net income (loss) per share	$0.05	$(0.27)	$0.24	$0.18	$0.45

	December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$93,094	$115,591	$208,944	$127,683	$114,034
Short-term investments	—	7,000	267,288	445,315	614,130
Accounts receivable, net of allowances	139,514	104,405	90,054	85,591	81,305
Working capital	126,877	130,817	466,628	601,720	776,477
Property, equipment and capitalized software, net	147,741	141,758	125,768	76,420	65,031
Goodwill	955,881	956,029	184,932	184,557	137,733
Total assets	1,908,634	1,921,415	995,078	1,053,344	1,112,877
Long-term debt and finance lease liabilities	896,203	953,441	203,359	236,465	266,546
Total liabilities	1,220,475	1,238,826	352,306	369,767	373,721
Total stockholders’ equity	688,159	682,589	642,772	683,577	739,156
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

Overview
We are a leading provider of cloud-based platforms empowering data-driven healthcare. Through the Inovalon ONE® Platform, Inovalon brings to the marketplace a national-scale capability to interconnect with the healthcare ecosystem, aggregate and analyze data in real-time, and empower the application of resulting insights to drive meaningful impact at the point of care. Leveraging its platform, unparalleled proprietary data sets, and industry-leading subject matter expertise, Inovalon enables better care, efficiency, and financial performance across the healthcare ecosystem. From health plans and provider organizations, to pharmaceutical, medical device, and diagnostics companies, Inovalon’s unique achievement of value is delivered through the effective progression of “Turning Data into Insight, and Insight into Action®.” Supporting thousands of clients, including 24 of the top 25 U.S. health plans, 22 of the top 25 global pharma companies, 19 of the top 25 U.S. healthcare provider systems, and many of the leading pharmacy organizations, device manufacturers, and other healthcare industry constituents, Inovalon’s technology platforms and analytics are informed by data pertaining to more than 988,000 physicians, 552,000 clinical facilities, 314 million Americans, and 53 billion medical events.
We generate the substantial majority of our revenue through the sale or subscription licensing of our platform solutions, as well as revenue from related arrangements for advisory, implementation, and support services.
Recent Developments
We adopted new lease accounting guidance as of January 1, 2019. Leases presented for periods beginning after January 1, 2019 are presented under Accounting Standards Codification (“ASC”) 842, Leases, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Accounting Standards Codification (“ASC”) 840. See “Note 8—Leases” in the notes to our audited consolidated financial statements included elsewhere within this Annual Report on Form 10-K for more information.
Key Metrics
We review a number of metrics, including the key metrics shown in the table below (in thousands). We believe that these metrics are indicative of our overall level of analytical activity and the underlying growth in our business.

	Year Ended December 31,
	2019	2018	2017
MORE[2] Registry® dataset metrics(1)
Unique patient count(2)	314,788	264,220	240,180
Medical event count(3)	53,363,411	42,898,600	37,813,583
Trailing twelve-month Patient Analytics Months (“PAM”)(1)(4)	65,088,648	48,099,042	42,156,422
_______________________________________

(1)
MORE[2] Registry® dataset metrics and Trailing twelve-month PAM, each of which is presented in the table, are key operating metrics that management uses to assess our level of operational activity. While we believe that each of these metrics is indicative of our overall level of analytical activity and the underlying growth in our business, increases or decreases in these metrics do not necessarily correlate to proportional increases or decreases in revenue, or net income. For instance, although increased levels of analytical activity historically have corresponded to increases in revenue over the long term, differences in fees charged for different analytical packages exist and differences in how analytics trigger the applicability of our data-driven intervention toolsets may result in increases in analytical activity that do not result in proportional increases in revenue, or net income (and vice versa). Accordingly, while we believe the presentation of these operating metrics is helpful to investors in understanding our business, these metrics have limitations and should not be considered as substitutes for analysis of our financial results reported under generally accepted accounting principles (“GAAP”). In addition, we believe that other companies, including companies in our industry, do not present similar operating metrics and that there is no commonly accepted method of calculating these metrics, which may reduce their usefulness as comparative measures.

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

	Year Ended December 31,
	2019	2018	2017
Investment in Innovation
Research and development(1)	$33,686	$28,638	$27,383
Capitalized software development(2)	36,583	38,253	34,789
Research and development infrastructure investments(3)	1,581	12,748	23,642
Total investment in innovation	$71,850	$79,639	$85,814
As a percentage of revenue
Research and development(1)	5%	5%	6%
Capitalized software development(2)	6%	7%	8%
Research and development infrastructure investments(3)	—%	3%	5%
Total investment in innovation	11%	15%	19%
_______________________________________

(1)	Research and development primarily includes employee costs related to the development and enhancement of our service offerings.

(2)	Capitalized software development includes capitalized costs incurred to develop and enhance functionality for our platform solutions.

(3)	Research and development infrastructure investments include strategic capital expenditures related to hardware and software platforms under development or enhancement.
Mix of Subscription-Based Platform Offerings and Legacy Solutions.    In 2018, we executed an intentional transition in our offering portfolio from legacy platform solutions to subscription-based cloud-based platform offerings with add-on advisory services. Subscription-based cloud-based platform offerings are generally defined as modular, cloud-based solutions that utilize dynamic, high-speed cloud-based compute and storage, offer enhanced data visualization capabilities, and are tied to subscription-based contract structures where revenue is predominantly based on factors such as the number of patients under contract or similar relevant metrics (e.g., the number of prescriptions issued), the size of the client, and/or a specific period of time. Additionally, in 2019 we expanded our offerings of cloud-based SaaS solutions enabled by the Inovalon ONE® Platform which utilize Artificial Intelligence and machine learning application. Legacy platform solutions are generally defined as solutions historically not cloud-

based in nature and not tied to subscription-based contract structures. We believe subscription-based cloud-based platform offerings provide more advanced capabilities, higher value, and greater visibility to clients, as well as improved visibility, market differentiation, and financial performance for us. We expect that subscription-based cloud-based platform offerings will continue to represent an increasing share of our total revenue, contributing to an increasing base of recurring revenue.
Additionally, through the ABILITY acquisition in April 2018, we expanded our subscription-based cloud-based platform offering revenues and we continue to achieve revenue synergies realized through i) the infusion of Inovalon’s data and analytics into ABILITY’s existing offerings, ii) the combination of the Inovalon ONE® Platform and myABILITY® Platform capabilities to introduce new and more vertically integrated offerings which appeal to both organizations’ traditional market base, iii) the enhancement of Inovalon’s offerings from ABILITY’s provider point-of-care data, connectivity, and workflow presence, and iv) the leveraging of ABILITY’s sales channel, techniques and capacity.
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
Client and Analytical Process Count Growth.    Our business is generally driven by the number of underlying patients for which our platform solutions are being utilized. As such, we track the number of analytical processes that we run on patients each month in fulfillment of our client contracts, as totaled for the trailing 12 months. We believe that PAM is indicative of our overall level of analytical activity, and we expect our period-to-period comparisons of our PAM to be indicative of underlying growth of our business, although changes in levels of analytical activity do not always directly translate to changes in financial performance of our business. Differences in fees charged for different analytical packages exist and differences in how analytics trigger the applicability of our data-driven intervention toolsets may result in increases in analytical activity that do not result in proportional increases in revenue, or net income (and vice versa). Therefore, in situations in which a new engagement is initiated for analytical processes that have a higher than average fee rate, revenue could expand disproportionately faster than the increase in PAM. Likewise, if engagements for analytical processes that have a higher than average fee rate are concluded then such conclusions can negatively affect revenue disproportionately more than PAM.
Seasonality.    The nature of our customers’ end-market results in partial seasonality reflected in both revenue and cost of revenue differences during the year. Regulatory impact of data submission deadlines in, for example, January, March, June, and September drive some degree of predictable timing of analytics and data processing activity variances from quarter to quarter. Further, regulatory clinical encounter deadlines of June 30th and December 31st drive predictable data-driven intervention toolset concentrations variances from quarter to quarter. The timing of these factors results in analytical and data-driven intervention toolset activity mix variances, which have limited predictable impact in the aggregate on our financial performance from quarter to quarter. However, quarter to quarter financial performance may increasingly vary from historical seasonal trends as we continue to expand into adjacent markets and increase the portion of our revenue generated from new offerings. Further, we also expect the impact of seasonality to decrease over time as we expand our mix of revenue generated from a subscription-based model. The timing of new contract signings and their respective implementations can also lead to variances in our seasonal revenue performance.
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
Platform solutions include arrangements for technology-based offerings representing subscription-based cloud-based platform offerings, including solutions offered through the myABILITY® software platform, and legacy platform solutions that are not cloud-based and not billed under a subscription-based contract structure. Our platform solutions revenue is driven primarily by cloud-based data connectivity, analytics, data-driven intervention toolsets, and visualization software that enables the identification and resolution of gaps in care, quality, utilization, compliance, and/or other gaps that may impact our clients’ achievement of greater healthcare quality and financial performance associated with value-based care. Revenue is predominantly based on the number of clients, the number of patients or similar relevant metrics (e.g., the number of prescriptions issued), the size of the client, the number of analytical services contracted for by a client and the contractually negotiated price of such services. Additionally, revenue is based on the number of identified and/or resolved gaps in care, quality, utilization, compliance, and/or other gaps resulting from our analytical services at a contractually negotiated transactional price for each identified and/or resolved gap.
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
We expect our interest expense to decrease overall as a result of the repricing of our the Term Loan B Credit Facility, as discussed in “Note 10—Debt” in the notes to our audited consolidated financial statements, included elsewhere in this Annual Report on Form 10-K. Additionally, we expect our interest expense fluctuate in proportion to our outstanding principal balance under the 2018 Credit Facilities (as defined below, under the heading Liquidity and Capital Resources—Debt) and the prevailing London Interbank Offer Rate (“LIBOR”) interest rate.
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

Results of Operations
The following tables set forth our consolidated statement of operations data for each of the periods presented (in thousands, except percentages):

	Year Ended December 31,			2019 to 2018 Change		2018 to 2017 Change
	2019	2018	2017	$	%	$	%
Revenue	$642,410	$527,676	$449,358	$114,734	22%	$78,318	17%
Expenses:
Cost of revenue(1)	167,814	144,826	151,046	22,988	16%	(6,220)	(4)%
Sales and marketing(1)	62,411	45,534	34,103	16,877	37%	11,431	34%
Research and development(1)	33,686	28,638	27,383	5,048	18%	1,255	5%
General and administrative(1)	200,762	205,038	149,948	(4,276)	(2)%	55,090	37%
Depreciation and amortization	108,250	96,725	53,089	11,525	12%	43,636	82%
Restructuring expense	—	9,500	—	(9,500)	*%	9,500	*%
Total operating expenses	572,923	530,261	415,569	42,662	8%	114,692	28%
Income (Loss) from operations	69,487	(2,585)	33,789	72,072	*%	(36,374)	(108)%
Other income and (expenses):
Interest income	2,242	2,181	5,429	61	3%	(3,248)	(60)%
Interest expense	(65,831)	(50,898)	(6,225)	(14,933)	29%	(44,673)	718%
Other expense, net	(20)	(2,255)	(406)	2,235	*%	(1,849)	*%
Income (Loss) before taxes	5,878	(53,557)	32,587	59,435	111%	(86,144)	(264)%
Benefit from income taxes	(1,897)	(14,393)	(2,231)	12,496	(87)%	(12,162)	545%
Net income (loss)	$7,775	$(39,164)	$34,818	$46,939	120%	$(73,982)	(212)%
_______________________________________

(1) Includes stock-based compensation expense as follows:
Cost of revenue	$348	$237	$1,652	$111	47%	$(1,415)	(86)%
Sales and marketing	1,675	735	2,011	940	128%	(1,276)	(63)%
Research and development	1,707	1,937	1,293	(230)	(12)%	644	50%
General and administrative	16,500	13,253	12,362	3,247	25%	891	7%
Total stock-based compensation expense	$20,230	$16,162	$17,318	$4,068	25%	$(1,156)	(7)%
* Asterisk denotes not meaningful

The following table sets forth our consolidated statement of operations data for each of the periods presented as a percentage of revenue:

	Year Ended December 31,
	2019	2018	2017
Revenue	100%	100%	100%
Expenses:
Cost of revenue	26%	28%	34%
Sales and marketing	10%	9%	8%
Research and development	5%	5%	6%
General and administrative	31%	39%	33%
Depreciation and amortization	17%	18%	12%
Restructuring expense	—%	2%	—%
Total operating expenses	89%	101%	93%
Income (Loss) from operations	11%	(1)%	7%
Other income and (expenses):
Interest income	*%	*%	1%
Interest expense	(10)%	(10)%	(1)%
Other expense, net	*%	*%	*%
Income (Loss) before taxes	1%	(11)%	7%
Benefit from income taxes	*%	(3)%	(1)%
Net income (loss)	1%	(8)%	8%
The discussion below includes a comparison of our results of operations for the year ended December 31, 2019 compared with the year ended December 31, 2018. We have elected to omit discussion of the earliest of the three years presented in this Form 10-K. For a discussion of our results of operations for the year ended December 31, 2018 compared with the year ended December 31, 2017, refer to Part II, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of our 2018 Form 10-K, which was filed with the SEC on February 20, 2019.
Revenue
Revenue for the year ended December 31, 2019 was $642.4 million, an increase of 22% compared with revenue of $527.7 million for the year ended December 31, 2018. This increase was primarily attributable to an increase of $48.2 million in revenue contributed from new clients signed resulting from continued adoption of subscription-based platform offerings including cloud-based SaaS solutions enabled by the Inovalon ONE® Platform, $39.8 million in revenue contributed from the acquired business of ABILITY, through the anniversary date of the acquisition, and an increase of $26.7 million in revenue from existing clients.
Cost of Revenue
During the year ended December 31, 2019, cost of revenue increased by $23.0 million, or 16%, compared with the year ended December 31, 2018. The increase in cost of revenue was primarily attributable to an increase in employee-related expense and third-party client-servicing expense, which together contributed $16.5 million, and incremental cost of revenue of $5.0 million attributable to the acquired business of ABILITY, through the anniversary date of the acquisition. Cost of revenue as a percentage of revenue was 26% and 28% for the years ended December 31, 2019 and 2018, respectively.
Sales and Marketing
During the year ended December 31, 2019, sales and marketing expense increased by $16.9 million, or 37%, compared with the year ended December 31, 2018. The increase was primarily attributable to an increase in employee-related expense of $8.7 million, incremental expense of $5.3 million attributable to the acquired business of ABILITY, through the anniversary date of the acquisition, and an increase in advertising expense of $2.1 million. Sales and marketing expense as a percentage of revenue was 10% and 9% for the years ended December 31, 2019 and 2018, respectively.
Research and Development
During the year ended December 31, 2019, research and development expense increased by $5.0 million, or 18%, compared with the year ended December 31, 2018. The increase was primarily attributable to incremental expense of $2.5 million attributable to the acquired business of ABILITY, through the anniversary date of the acquisition, an increase in employee-related expense of $1.6 million, and an increase in professional third-party costs of $1.1 million.

General and Administrative
During the year ended December 31, 2019, general and administrative expense decreased by $4.3 million, or 2%, compared with the year ended December 31, 2018. The decrease was primarily attributable to an adjustment in the prior year to increase the fair value of contingent consideration that was not present in the current year resulting in a reduction in expense of $9.2 million, a decrease in professional third-party costs of $5.6 million, and a decrease in transaction and integration costs of $4.2 million, which was partially offset by incremental expense of $7.5 million attributable to the acquired business of ABILITY, through the anniversary date of the acquisition, an increase in stock-based compensation of $3.2 million, and an increase in employee-related expense of $2.7 million. General and administrative expense as a percentage of revenue was 31% and 39% for the years ended December 31, 2019 and 2018, respectively.
Depreciation and Amortization
During the year ended December 31, 2019, depreciation and amortization expense increased by $11.5 million, or 12%, compared with the year ended December 31, 2018. The increase was primarily attributable to $8.3 million of amortization of acquired intangible assets, depreciation of software licenses and computers of $1.7 million, and amortization of capitalized software of $1.7 million.
Interest Expense
During the year ended December 31, 2019, interest expense increased by $14.9 million, compared with the year ended December 31, 2018. The increase in interest expense was primarily attributable to an increase in borrowings in connection with the 2018 Term Facility and an increase in expense related to the interest rate swaps entered into in connection with the 2018 Term Facility.
Benefit from Income Taxes
During the year ended December 31, 2019, the benefit from income taxes decreased by $12.5 million, or 87%, compared to the year ended December 31, 2018. Our effective tax rate for the year ended December 31, 2019 was approximately (32)%, resulting in a benefit from income tax, as compared to approximately 27% for the year ended December 31, 2018. The decrease in our benefit from income taxes is primarily attributable to the change in income before taxes compared to prior year.
Quarterly Financial Information (Unaudited)
The following tables show a summary of the Company’s unaudited quarterly financial information for each of the four quarters of 2019 and 2018 (in thousands, except per share amounts):

	2019
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenue	$173,489	$166,453	$156,977	$145,491
Cost of revenue	$46,553	$42,940	$41,118	$37,203
Net income (loss)	$4,718	$6,842	$4,538	$(8,323)
Net income (loss) attributable to common stockholders	$4,563	$6,621	$4,403	$(8,323)
Basic net income (loss) per share(1)	$0.03	$0.04	$0.03	$(0.06)
Diluted net income (loss) per share(1)	$0.03	$0.04	$0.03	$(0.06)

	2018
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenue	$136,314	$145,809	$152,798	$92,755
Cost of revenue	$35,898	$36,422	$39,015	$33,491
Net loss	$(11,020)	$(844)	$(10,466)	$(16,834)
Net loss attributable to common stockholders	$(11,020)	$(844)	$(10,466)	$(16,272)
Basic net loss per share(1)	$(0.07)	$(0.01)	$(0.07)	$(0.12)
Diluted net loss per share(1)	$(0.07)	$(0.01)	$(0.07)	$(0.12)
_______________________________________

(1)
Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

Liquidity and Capital Resources
The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	Year Ended December 31,
	2019	2018	2017
Consolidated Statements of Cash Flows Data:
Net income (loss)	$7,775	$(39,164)	$34,818
Net cash provided by operating activities	$106,480	$90,401	$97,706
Net cash (used in) provided by investing activities	$(51,975)	$(889,354)	$106,559
Net cash (used in) provided by financing activities	$(77,002)	$705,600	$(123,004)
Sources of Liquidity
Our principal sources of liquidity have been cash generated by operating activities and proceeds from our 2018 Credit Facilities. Our cash generated from such means has been sufficient to fund our growth, including our capital expenditures. As of December 31, 2019, our cash, cash equivalents and short-term investments totaled $93.1 million, compared to $122.6 million of cash, cash equivalents, and short-term investments as of December 31, 2018, of which $7.0 million represented short-term, available-for-sale, investment grade, domestic debt-securities. All cash held by us is domiciled in the United States.
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
On April 2, 2018, we paid in full all existing debt obligations under the 2014 Credit Facilities and terminated all commitments to extend further credit thereunder. On April 2, 2018, we entered into the 2018 Credit Facilities. As of December 31, 2019, the Company had $100.0 million available to us consisting of $99.0 million under the 2018 Revolving Facility and a letter of credit of $1.0 million.
As of December 31, 2019, we had outstanding indebtedness under the 2018 Term Loan Facility and finance lease liabilities of $893.7 million and $14.8 million, respectively. No amounts were outstanding under the 2018 Revolving Credit Facility as of December 31, 2019. The obligations under the 2018 Facilities are guaranteed by our domestic, wholly owned subsidiaries. The 2018 Term Facility has a seven year term and is an amortizing facility with quarterly principal payments and monthly interest payments. Scheduled and voluntary principal payments totaling $59.8 million and scheduled interest payments totaling $62.8 million were paid during the year ended December 31, 2019. As of December 31, 2019, we were in compliance with the covenants under the 2018 Credit Agreement.
See “Note 10—Debt” in the notes to our audited consolidated financial statements, included elsewhere in this Annual Report on Form 10-K for additional information.
Cash Flows
Cash Flows From Operating Activities
Cash provided by operating activities consisted of net income adjusted for certain non-cash items, including depreciation and amortization, stock-based compensation, and deferred income taxes, as well as the effect of changes in working capital and other activities.
Cash provided by operating activities during the year ended December 31, 2019 was $106.5 million, representing an increase of $16.1 million compared with the year ended December 31, 2018. The increase in cash provided by operating activities was primarily driven by an increase in operating income, which was partially offset by the effect of changes in working capital, an increase of $19.2 million in cash paid for interest, and payments for acquisition-related contingent consideration, of which $2.5 million was included as a reduction to cash provided by operating activities.

Cash Flows From Investing Activities
We make investments in innovation, including research and development expense, capital software development costs, and research and development infrastructure investments, on a recurring basis.
Cash used in investing activities during the year ended December 31, 2019 was $52.0 million compared with $889.4 million during the year ended December 31, 2018. The change in cash used in investing activities was primarily due to the acquisition of ABILITY in the prior year of $1.1 billion and a decrease in capital expenditures of $6.0 million, which was partially offset by a decrease in sales and maturities of short term investments of $251.4 million.
Cash Flows From Financing Activities
Cash used in financing activities during the year ended December 31, 2019 was $77.0 million, compared with cash provided by financing activities of $705.6 million during the year ended December 31, 2018. The change in cash used in financing activities was primarily due to proceeds from the 2018 Term Facility net of repayment of the 2014 Credit Facility borrowings in the prior year and payment for acquisition-related contingent consideration in the current year.
Off Balance Sheet Arrangements
We do not have any off-balance sheet arrangements and did not have any such arrangements during the years ended December 31, 2019, 2018, and 2017.
Contractual Obligations
Our principal commitments consist of obligations under our 2018 Term Loan Facility, purchase obligations, our operating leases for equipment, office space, and co-located data center facilities and our finance leases. See “Note 8—Leases,” “Note 10—Debt,” and “Note 11—Commitments and Contingencies,” of the notes to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
The following table summarizes our future payments in cash, excluding the effects of time value, on contractual obligations by period as of December 31, 2019 (in thousands).

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Credit facilities	$917,750	$9,800	$19,600	$19,600	$868,750
Purchase obligation	1,309	688	621	—	—
Finance lease liabilities	14,799	2,533	3,023	2,220	7,023
Operating lease liabilities	57,775	8,085	14,429	10,561	24,700
Total	$991,633	$21,106	$37,673	$32,381	$900,473
We have cash interest requirements due on the 2018 Credit Facilities, payable at variable rates, that are not included in the table above.
Our existing operating lease agreements may provide us with the option to renew. Our future operating lease liabilities would change if we entered into additional operating lease agreements and if we exercised renewal options.
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
Excess tax benefits and tax deficiencies for stock-based payments are included in our tax provision expense rather than additional-paid-in-capital. Variability of tax consequences arising from excess tax benefits and tax deficiencies may result due to fluctuations in our stock price and the volume of our employees’ equity awards that are exercised or vest.
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
During 2019, the Company performed a qualitative assessment for the Inovalon and Avalere reporting units and concluded that they were not impaired. Qualitative factors that were considered include, but were not limited to, macroeconomic conditions, industry and market conditions, company specific events, changes in circumstances, after tax cash flows and market capitalization.
The Company elected to bypass the qualitative assessment and performed a quantitative assessment for its ABILITY and Creehan reporting units and concluded that these reporting units were not impaired. The Company employed a combined valuation approach that included the income approach using the discounted cash flow method, the market approach using the guideline public company method and the merger and acquisition method to value the reporting units. Critical estimates in determining the fair value of the reporting units include, but are not limited to, historical and projected customer retention rates, anticipated growth in revenue and earnings, and expected future cash outflows. Based on the Company’s annual impairment evaluation performed, the Company concluded that there was no impairment of goodwill.
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
Variable Rate Debt Risk.    Our variable rate debt includes our 2018 Term Loan Facility and our 2018 Revolving Credit Facility. As of December 31, 2019, we had $917.8 million of outstanding principal indebtedness under our 2018 Term Loan Facility at an effective interest rate of 5.3%. As a result, if market interest rates were to increase by 1.0%, or 100 basis points, interest expense would decrease future earnings and cash flows, net of estimated tax benefits, by approximately $6.2 million annually, assuming that we do not enter into contractual hedging arrangements. As of December 31, 2019, there was no balance outstanding on the 2018 Revolving Credit Facility.
To mitigate the risk of a rise in interest rates, we entered into four interest rate swap transactions during 2018, which mature in March 2025, fixing the LIBOR component of the interest on a total of $700.0 million of our 2018 Term Facility at a weighted average rate of 2.8%. While we have and may continue to enter into agreements intending to limit our exposure to higher interest rates, any such agreements may not completely offset the risks of interest rate volatility or other risks inherent to interest rate swap transactions.
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
Item 9.    Changes and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that, as of December 31, 2019, our disclosure controls and procedures were designed at a reasonable assurance level to ensure that material information relating to Inovalon Holdings, Inc., including its consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and that our disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control over Financial Reporting
Our management, with the participation of our CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in “Internal Control—Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2019.
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
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.    Other Information.
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this Item 10 will be included in the 2020 Proxy Statement and is incorporated herein by reference.
Item 11.    Executive Compensation.
The information required by this Item 11 will be included in the 2020 Proxy Statement and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 will be included in the 2020 Proxy Statement and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions and Director Independence.
The information required by this Item 13 will be included in the 2020 Proxy Statement and is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services.
The information required by this Item 14 will be included in the 2020 Proxy Statement and is incorporated herein by reference.

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

3.1	Second Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A dated February 6, 2015).

3.2	Second Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A dated February 6, 2015).

3.3	Amendment to Second Amended and Restated Bylaws of Inovalon Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 7, 2019).

4.1*	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended.

10.1	Form of Indemnification Agreement. (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 dated December 30, 2014).

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

10.23	Agreement for Consulting Services with Mark A. Pulido, dated March 29, 2018. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2018).

10.24	Amended and Restated 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 5, 2019).

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a- 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a- 14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

Date:	February 19, 2020	INOVALON HOLDINGS, INC.
		By:	/s/ KEITH R. DUNLEAVY, M.D.
Keith R. Dunleavy, M.D
Chief Executive Officer & Chairman
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KEITH R. DUNLEAVY, M.D.	Chief Executive Officer & Chairman (principal executive officer)	February 19, 2020
Keith R. Dunleavy, M.D.

/s/ JONATHAN R. BOLDT	Chief Financial Officer (principal financial officer & principal accounting officer)	February 19, 2020
Jonathan R. Boldt

/s/ DENISE K. FLETCHER	Director	February 19, 2020
Denise K. Fletcher

/s/ WILLIAM D. GREEN	Director	February 19, 2020
William D. Green

/s/ ANDRE S. HOFFMANN	Director	February 19, 2020
André S. Hoffmann

/s/ ISAAC S. KOHANE, M.D., Ph.D.	Director	February 19, 2020
Isaac S. Kohane, M.D., Ph.D.

/s/ MARK A. PULIDO	Director	February 19, 2020
Mark A. Pulido

/s/ LEE D. ROBERTS	Director	February 19, 2020
Lee D. Roberts

/s/ WILLIAM J. TEUBER	Director	February 19, 2020
William J. Teuber

INOVALON HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
Inovalon Holdings, Inc.
Bowie, MD
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Inovalon Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, consolidated statements of comprehensive (loss) income, consolidated statements of stockholders’ equity, and the consolidated statements of cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2020, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the financial statements, effective January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), using the transition approach wherein prior period amounts are not adjusted and continue to be reported in accordance with Accounting Standards Codification (“ASC”) 840.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue - Revenue Recognition - Refer to Note 2 of the financial statements
Critical Audit Matter Description
The majority of the Company’s contracts contain a series of separately identifiable and distinct services that represent performance obligations that are satisfied over time. The Company allocates revenue by determining the standalone selling price of each performance obligation and revenue is generally recognized over the contract term.
Auditor judgment is involved in testing management’s determination of the number of performance obligations and the allocation of consideration to each performance obligation. The identification of performance obligations requires the subjective application of criteria to determine whether a promised good or service is ‘distinct’. There also exists complexity in the allocation of consideration to each performance obligation related to the determination of standalone selling price and allocation of discounts or variable consideration.

Given the complexities necessary to determine the number of distinct performance obligations and the consideration allocated to each performance obligation, this involves especially subjective judgment and extensive audit effort.
How the Critical Audit Matter Was Addressed in the Audit
The audit procedures we performed to test the identification of performance obligations and the allocation of consideration to each performance obligation included the following, among others:

•	We tested the design, implementation, and operating effectiveness of controls over all revenue contracts, including standard platform solution contracts and non-standard contracts.

•	We subjected new and amended revenue contracts entered into during the current year to audit sampling. For each selection, we performed the following:

◦	Obtained and inspected the contract to determine if terms that may have an impact on revenue recognition were identified and properly considered in the application of revenue recognition methodology.

◦	For contracts which leverage an established revenue recognition methodology, we evaluated the appropriateness of the application of this methodology.

◦	For contracts with a new or unique revenue recognition methodology, we performed the following:

▪	Tested management’s identification of distinct performance obligations by evaluating whether the underlying services were highly interdependent and interrelated.

▪	Compared the transaction price to the consideration expected to be received based on current rights and obligations under the contract.

▪	Tested the allocation of the transaction price to each distinct performance obligation by evaluating management’s determination of the relative standalone selling prices.

▪	Tested the mathematical accuracy of management’s calculation of revenue recognized for the performance obligations.

/s/ DELOITTE & TOUCHE LLP
Baltimore, Maryland
February 19, 2020
We have served as the Company’s auditor since 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Inovalon Holdings, Inc.
Bowie, MD

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Inovalon Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019 of the Company and our report dated February 19, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), during 2019.
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

/s/ DELOITTE & TOUCHE LLP
Baltimore, Maryland
February 19, 2020

Inovalon Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except share amounts)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$93,094	$115,591
Short-term investments	—	7,000
Accounts receivable (net of allowances of $3,351 and $3,350 at December 31, 2019 and 2018, respectively)	139,514	104,405
Prepaid expenses and other current assets	20,141	34,801
Income tax receivable	4,488	10,330
Total current assets	257,237	272,127
Non-current assets:
Property, equipment and capitalized software, net	147,741	141,758
Operating lease right-of-use assets	45,053	—
Goodwill	955,881	956,029
Intangible assets, net	483,041	535,343
Other assets	19,681	16,158
Total assets	$1,908,634	$1,921,415
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$34,845	$31,295
Accrued compensation	35,135	25,298
Other current liabilities	26,298	51,384
Deferred revenue	13,664	20,628
Credit facilities	9,800	9,800
Operating lease liabilities	8,085	—
Finance lease liabilities	2,533	2,905
Total current liabilities	130,360	141,310
Non-current liabilities:
Credit facilities, less current portion	883,937	939,514
Operating lease liabilities, less current portion	49,690	—
Finance lease liabilities, less current portion	12,266	13,927
Other liabilities	46,529	33,406
Deferred income taxes	97,693	110,669
Total liabilities	1,220,475	1,238,826
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.000005 par value, 900,000,000 shares authorized, zero shares issued and outstanding at each of December 31, 2019 and 2018, respectively	—	—
Class A common stock, $0.000005 par value, 750,000,000 shares authorized; 90,327,728 shares issued and 75,707,553 shares outstanding at December 31, 2019; 86,679,575 shares issued and 72,059,400 shares outstanding at December 31, 2018	1	—
Class B common stock, $0.000005 par value, 150,000,000 shares authorized; 79,369,411 shares issued and outstanding at December 31, 2019; 80,608,685 shares issued and outstanding at December 31, 2018	—	1
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, zero shares issued and outstanding at December 31, 2019 and 2018, respectively	—	—
Additional paid-in-capital	636,461	618,674
Retained earnings	278,246	270,471
Treasury stock, at cost, 14,620,175 shares at December 31, 2019 and 2018	(199,817)	(199,817)
Other comprehensive loss, net of tax	(26,732)	(6,740)
Total stockholders’ equity	688,159	682,589
Total liabilities and stockholders’ equity	$1,908,634	$1,921,415
See notes to consolidated financial statements.

Inovalon Holdings, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenue	$642,410	$527,676	$449,358
Expenses:
Cost of revenue(1)	167,814	144,826	151,046
Sales and marketing(1)	62,411	45,534	34,103
Research and development(1)	33,686	28,638	27,383
General and administrative(1)	200,762	205,038	149,948
Depreciation and amortization	108,250	96,725	53,089
Restructuring expense	—	9,500	—
Total operating expenses	572,923	530,261	415,569
Income (Loss) from operations	69,487	(2,585)	33,789
Other income and (expenses):
Interest income	2,242	2,181	5,429
Interest expense	(65,831)	(50,898)	(6,225)
Other expense, net	(20)	(2,255)	(406)
Income (Loss) before taxes	5,878	(53,557)	32,587
Benefit from income taxes	(1,897)	(14,393)	(2,231)
Net income (loss)	$7,775	$(39,164)	$34,818
Net income (loss) attributable to common stockholders, basic and diluted	$7,538	$(39,164)	$33,828
Net income (loss) per share attributable to common stockholders, basic and diluted:
Basic net income (loss) per share	$0.05	$(0.27)	$0.24
Diluted net income (loss) per share	$0.05	$(0.27)	$0.24
Weighted average shares of common stock outstanding:
Basic	148,304	145,389	142,225
Diluted	148,633	145,389	142,737
_______________________________________

(1) Includes stock-based compensation expense as follows:
Cost of revenue	$348	$237	$1,652
Sales and marketing	1,675	735	2,011
Research and development	1,707	1,937	1,293
General and administrative	16,500	13,253	12,362
Total stock-based compensation expense	$20,230	$16,162	$17,318

See notes to consolidated financial statements.

Inovalon Holdings, Inc.
Consolidated Statements of Comprehensive (Loss) Income
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Net income (loss)	$7,775	$(39,164)	$34,818
Other comprehensive income (loss):
Realized losses on cash flow hedges reclassified from accumulated other comprehensive income, net of tax of $(1,219), $(956) and $0, respectively	2,592	2,022	—
Net change in unrealized losses on cash flow hedges, net of tax of $10,598, $4,156 and $0, respectively	(22,596)	(8,751)	—
Realized losses on short-term investments reclassified from accumulated other comprehensive income, net of tax of $0, $(319) and $0, respectively	—	716	—
Net change in unrealized gains (losses) on available-for-sale investments, net of tax of $(6), $69 and $(94), respectively	12	(149)	104
Reclassification of income tax effects of the Tax Cuts and Jobs Act of 2017	—	(102)	—
Comprehensive (loss) income	$(12,217)	$(45,428)	$34,922
See notes to consolidated financial statements.

Inovalon Holdings, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)

	Issued Class A Common Stock		Issued Class B Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance—January 1, 2017	72,271,298	$—	83,303,628	$1	(7,508,985)	$(106,231)	$516,300	$274,087	$(580)	$683,577
Repurchase of common stock	—	—	—	—	(7,111,190)	(93,586)	—	—	—	(93,586)
Stock-based compensation expense	—	—	—	—	—	—	17,164	—	—	17,164
Exercise of stock options	654,035	—	6,833	—	—	—	4,967	—	—	4,967
Conversion Class B to Class A common stock	2,352,966	—	(2,352,966)	—	—	—	—	—	—	—
Issuance of shares related to restricted stock units and awards, net of forfeitures	2,546,426	—	—	—	—	—	—	—	—	—
Shares withheld for employee taxes upon conversion of restricted stock	(236,707)	—	—	—	—	—	(4,272)	—	—	(4,272)
Other comprehensive income	—	—	—	—	—	—	—	—	104	104
Net income	—	—	—	—	—	—	—	34,818	—	34,818
Balance—December 31, 2017	77,588,018	$—	80,957,495	$1	(14,620,175)	$(199,817)	$534,159	$308,905	$(476)	$642,772
Stock-based compensation expense	—	—	—	—	—	—	16,044	—	—	16,044
Issuance of common stock related to business combination	7,598,731	—	—	—	—	—	70,000	—	—	70,000
Exercise of stock options	258,921	—	—	—	—	—	1,834	—	—	1,834
Conversion Class B to Class A common stock	348,810	—	(348,810)	—	—	—	—	—	—	—
Issuance of shares related to restricted stock units and awards, net of forfeitures	1,168,541	—	—	—	—	—	—	—	—	—
Shares withheld for employee taxes upon conversion of restricted stock	(283,446)	—	—	—	—	—	(3,363)	—	—	(3,363)
Other comprehensive loss	—	—	—	—	—	—	—	—	(6,264)	(6,264)
Adjustment to retained earnings for adoption of ASC 606	—	—	—	—	—	—	—	628	—	628
Adjustment to retained earnings for adoption of ASU 2018-02	—	—	—	—	—	—	—	102	—	102
Net loss	—	—	—	—	—	—	—	(39,164)	—	(39,164)
Balance—December 31, 2018	86,679,575	$—	80,608,685	$1	(14,620,175)	$(199,817)	$618,674	$270,471	$(6,740)	$682,589
Stock-based compensation expense	—	—	—	—	—	—	19,996	—	—	19,996
Exercise of stock options	403,643	—	139,270	—	—	—	3,669	—	—	3,669
Conversion Class B to Class A common stock	1,378,544	1	(1,378,544)	(1)	—	—	—	—	—	—
Issuance of shares related to restricted stock units and awards, net of forfeitures	2,286,379	—	—	—	—	—	—	—	—	—
Shares withheld for employee taxes upon conversion of restricted stock	(420,413)	—	—	—	—	—	(5,878)	—	—	(5,878)
Other comprehensive loss	—	—	—	—	—	—	—	—	(19,992)	(19,992)
Net income	—	—	—	—	—	—	—	7,775	—	7,775
Balance—December 31, 2019	90,327,728	$1	79,369,411	$—	(14,620,175)	$(199,817)	$636,461	$278,246	$(26,732)	$688,159
See notes to consolidated financial statements.

Inovalon Holdings, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income (loss)	$7,775	$(39,164)	$34,818
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	20,230	16,162	17,318
Depreciation	55,948	52,742	37,853
Amortization of intangibles	52,302	43,983	15,236
Amortization of debt issuance costs and debt discount	4,598	3,138	—
Deferred income taxes	(3,276)	(12,495)	(6,665)
Restructuring expense, non-cash	—	7,075	—
Change in fair value of contingent consideration	115	7,212	(5,200)
Bargain purchase gain	—	—	(1,434)
Other	(877)	621	2,364
Changes in assets and liabilities:
Accounts receivable	(35,109)	3,280	(977)
Prepaid expenses and other current assets	(489)	(20,002)	3,346
Income taxes receivable	5,979	2,208	3,293
Other assets	(5,096)	(4,209)	(3,355)
Accounts payable and accrued expenses	10,608	(6,007)	8,252
Accrued compensation	9,329	9,292	3,030
Other current and non-current liabilities	(6,044)	19,891	(5,813)
Deferred revenue	(6,964)	6,674	(4,360)
Payment for acquisition-related contingent consideration	(2,549)	—	—
Net cash provided by operating activities	106,480	90,401	97,706
Cash flows from investing activities:
Maturities of short-term investments	6,964	96,588	174,416
Sales of short-term investments	—	161,772	1,175
Purchases of property and equipment	(22,809)	(25,505)	(32,565)
Investment in capitalized software	(36,130)	(39,469)	(32,977)
Acquisition, net of cash acquired of $0, $23,850 and $1,535, respectively	—	(1,082,740)	(3,490)
Net cash (used in) provided by investing activities	(51,975)	(889,354)	106,559
Cash flows from financing activities:
Repurchase of common stock	—	—	(93,586)
Proceeds from credit facility borrowings, net of discount	—	965,300	—
Repayment of credit facility borrowings	(59,800)	(238,700)	(30,000)
Payments for debt issuance costs	—	(18,269)	—
Proceeds from exercise of stock options	3,669	1,833	4,967
Finance lease liabilities paid	(2,393)	(1,201)	(113)
Tax payments for equity award issuances	(5,878)	(3,363)	(4,272)
Payment for acquisition-related contingent consideration	(12,600)	—	—
Net cash (used in) provided by financing activities	(77,002)	705,600	(123,004)
(Decrease) Increase in cash and cash equivalents	(22,497)	(93,353)	81,261
Cash and cash equivalents, beginning of period	115,591	208,944	127,683
Cash and cash equivalents, end of period	$93,094	$115,591	$208,944
Supplemental cash flow disclosure:
Income taxes received, net	$(4,588)	$(4,136)	$962
Interest paid	62,768	43,573	5,972
Non-cash transactions:
Accruals of purchases of property, equipment	3,156	12,097	7,924
Accruals for investment in capitalized software	1,948	1,495	2,711
Leasehold improvement paid by lessor	2,906	—	—
Acquisition consideration	—	84,156	—
See notes to consolidated financial statements.

Inovalon Holdings, Inc.
Notes to Consolidated Financial Statements
1. NATURE OF OPERATIONS
Inovalon Holdings, Inc., (the “Company”), is a leading provider of cloud-based platforms empowering data-driven healthcare. Through the Inovalon ONE® Platform, Inovalon brings to the marketplace a national-scale capability to interconnect with the healthcare ecosystem, aggregate and analyze data in real time, and empower the application of resulting insights to drive meaningful impact at the point of care. Leveraging its Platform, unparalleled proprietary datasets, and industry-leading subject matter expertise, Inovalon enables better care, efficiency, and financial performance across the healthcare ecosystem. From health plans and provider organizations, to pharmaceutical, medical device, and diagnostics companies, Inovalon’s unique achievement of value is delivered through the effective progression of “Turning Data into Insight, and Insight into Action®.”
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation—The accompanying consolidated financial statements include the accounts of Inovalon Holdings, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Basis of Presentation and Use of Estimates—These consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”). The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. Certain prior period amounts have been reclassified within the current and non-current liabilities section of the consolidated balance sheets and within the operating section of the consolidated statements of cash flows to conform with current period presentation. Such reclassifications had no impact on current and non-current liabilities or net cash provided by operating activities as previously reported.
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
The Company did not have revenue from a significant client, representing 10% or more of total revenue for the years ended December 31, 2019 and December 31, 2018. For the year ended December 31, 2017, the Company had revenue from a significant client representing 12% of total revenue. For the year ended December 31, 2019, the Company had accounts receivable from a significant client representing 13% of total accounts receivable. The Company did not have accounts receivable from a significant client, representing 10% or more of total accounts receivable as of December 31, 2018.
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
Property, Equipment and Capitalized Software, net—Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization on property, leasehold improvements, equipment, and software is computed on a straight-line basis over the estimated useful lives of the assets, as follows:

Useful Life
Office and computer equipment	3 - 5 years
Purchased software	5 years
Capitalized software	3 - 5 years
Furniture and fixtures	7 years
Building	40 years
Leasehold improvements	*
Assets under finance leases	*
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
At least annually, or whenever events or changes in circumstances indicate a revision to the useful life, the Company reviews the remaining useful lives of its definite-lived intangible assets. There were no impairment charges on indefinite-lived intangible assets for the year ended December 31, 2019.
Goodwill—Goodwill represents the excess of acquisition costs over the fair value of tangible net assets and identifiable intangible assets of businesses acquired. Goodwill is not amortized and is subject to impairment testing annually, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable.
The Company performs the goodwill impairment test annually as of November 1st, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable.
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
Significant judgment in testing goodwill for impairment includes assigning assets and liabilities to the reporting unit and assessing or determining the fair value of each reporting unit based on the Company’s best estimates and assumptions, as well as other information including valuations that utilize customary valuation procedures and techniques. The Company tests its goodwill for impairment at the reporting unit level which is one level below the operating segment and has identified four reporting units: Inovalon, ABILITY, Avalere and Creehan. Based on the Company’s annual impairment evaluation performed as of November 1, 2019, the Company concluded that there was no impairment of goodwill. Refer to “Note 9—Goodwill and Intangible Assets” for a summary of changes in goodwill.
Valuation of Long-Lived Assets—The Company reviews long-lived assets for events or changes in circumstances that would indicate potential impairment. If the Company determines that an asset may not be recoverable, an impairment charge is recorded. There were no impairment charges on long-lived assets for the year ended December 31, 2019.
Leases—The Company determines whether a contract is or contains a lease at inception. At the lease commencement date, the Company records a liability for the lease obligation and a corresponding asset representing the right to use the underlying asset over the lease term. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet and are recognized in expense using a straight-line basis for all asset classes. Variable lease payments are expensed as incurred, which primarily include maintenance costs, services provided by the lessor, and other charges reimbursed to the lessor.
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
Stock-Based Compensation—All stock-based awards, including restricted stock award (“RSA”) grants, restricted stock unit (“RSU”) grants, and employee stock option grants, are recorded at fair value as of the grant date in accordance with ASC 718, Compensation—Stock Compensation, and recognized in the statement of operations over the service period of the applicable award using the straight-line method or using a graded vest schedule for RSAs with a performance condition and ratable vest terms.
The Company measures RSUs and RSAs that vest upon satisfaction of a service condition, a performance condition, or a liquidity condition, if such conditions are applicable, based on the fair market values of the underlying common stock on the dates of grant. RSUs are share awards that, upon vesting, will deliver to the holder shares of the Company’s common stock. Compensation expense is recognized based upon the satisfaction of the requisite service, liquidity condition as of that date, and/or the probability of achievement of the specified performance conditions following the straight-line method or using a graded vest method, depending on the specific terms of the award.
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
Recently Adopted Accounting Standards
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), and in July 2018 and in March 2019 issued subsequent clarifying guidance (collectively, “ASU 2016-02”). ASU 2016-02 requires the recognition of lease assets and lease liabilities on the balance sheet and enhanced disclosure about leasing arrangements. The Company adopted the new standard on January 1, 2019 using the additional transition approach, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under Accounting Standards Codification (“ASC”) 840. Refer to “Note 8—Leases.”
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
Recently Issued Accounting Standards
In June 2016, the FASB issued ASU 2016-13, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent clarifying guidance (“ASU 2016-13”). ASU 2016-13 replaces the current incurred loss impairment method with a methodology that reflects the amortized cost basis net of expected credit losses that are calculated based on certain relevant information. The standard also amends the credit loss guidance for available-for-sale debt securities and requires the measurement and recognition of an expected allowance for credit losses for financial assets held at amortized cost. This guidance is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted the requirements of the new standard on January 1, 2020 using the modified-retrospective approach. The Company determined that the standard is applicable to its accounts receivables and available-for-sale debt securities. The Company is in the process of finalizing and documenting the methodology for and implementing changes to processes and internal controls. The Company is finalizing the impact of adoption and currently does not expect a material impact on the consolidated financial statements. The Company will provide additional disclosures as required by the standard in the Company’s Quarterly Report on Form 10-Q the first quarter of 2020.

Inovalon Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework–Changes to the Requirements for Fair Value Measurement. This update changes the fair value measurement disclosure requirements of ASC 820. The standard consists of removals, modifications, and additions to the existing disclosure requirements. This guidance is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company plans to adopt the requirements of the new standard for disclosures in the first quarter of 2020. The Company is in the process of evaluating the impact of adoption on the notes disclosures.
In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This update aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard requires that an entity in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. This guidance is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted the requirements of the new standard on January 1, 2020 and does not expect a material impact on its consolidated financial statements and notes disclosures.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This update removes certain exceptions and provides additional requirements that simplify the accounting for income taxes. This guidance is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption of the standard is permitted. The Company is in the process of evaluating the timing and impact of adoption on the consolidated financial statements and notes disclosures.
3. BUSINESS COMBINATIONS
2018 Acquisition
ABILITY Network, Inc.
On April 2, 2018, the Company completed the acquisition (the “ABILITY Acquisition”) of Butler Group Holdings, Inc., a Delaware corporation, and its wholly-owned subsidiaries, including, without limitation, ABILITY Network Inc., a Delaware corporation (“ABILITY”), for aggregate consideration of $1.19 billion in cash and restricted shares of the Company’s Class A common stock (the “Purchase Price”).
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

(2)
The Company recognized a net purchase accounting adjustment of $1.8 million resulting in a decrease to goodwill. This adjustment was driven by a $7.5 million decrease to deferred tax liabilities primarily attributable to the tax impact related to the reduction to the fair value of the customer relationships intangible assets and an adjustment to income tax receivable of $0.2 million. These reductions to goodwill were partially offset by a $5.0 million increase in deferred tax liabilities related to tax basis goodwill and provision-to-return tax adjustments from ABILITY’s 2017 tax return filings and an adjustment of $0.9 million to the shareholder payable attributable to the ABILITY Acquisition.

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
The following table presents revenue and loss before taxes of ABILITY since the acquisition date, April 2, 2018, included in the consolidated statements of operations for the year ended December 31, 2018 (in thousands):

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
4. REVENUE
The Company primarily derives its revenues through the sale or subscription licensing of its platform solutions and services. The following table disaggregates revenue by offering (in thousands):

	Year Ended December 31,
	2019	2018	2017(1)
Platform solutions(2)	$576,295	$466,544	$382,778
Services(3)	66,115	61,132	66,580
Total revenue	$642,410	$527,676	$449,358
______________________________________

(1)	2017 amounts have not been adjusted under the modified retrospective method.

Inovalon Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

4. REVENUE (Continued)

(2)
Platform solutions include arrangements for technology-based offerings representing subscription-based cloud-based platform offerings and legacy platform solutions that are not cloud-based and not billed under a subscription-based contract structure.

(3)	Services include advisory, implementation, and support services under time and materials, fixed price, or retainer-based contracts.
Performance Obligations
A performance obligation is a contractual promise to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation based on standalone selling price and revenue is recognized when the performance obligations under the terms of a contract are satisfied. The determination of standalone selling price for each performance obligation requires judgment based on the terms of the contract. As the Company’s standard payment terms are less than one year, the Company has elected the practical expedient under ASC 606-10-32-18 to not assess whether a contract has a significant financing component.
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
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables, and deferred revenue. Invoices to clients are generated in accordance with the terms of the applicable contract, which may not be directly related to the performance of services. Unbilled receivables are invoiced when the achievement of specific events as defined by each contract occurs. The Company had an unbilled receivables balance of $36.0 million and $20.5 million as of December 31, 2019 and December 31, 2018, respectively. The increase in the unbilled receivables balance was primarily due to the timing of new contract signings and timing of billings. Unbilled receivables are classified as accounts receivable on the consolidated balance sheet.
Commissions for contracts with terms greater than one year are expensed over the remaining life of the contracts. Credits provided to customers which are recorded as a reduction to revenue are amortized over the applicable service period. For remaining contracts, the Company has elected to use the practical expedient to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less. The Company had a deferred commissions balance of $11.8 million and $5.7 million as of December 31, 2019 and December 31, 2018, respectively. The Company recognized amortization related to deferred commissions of $1.6 million during the year ended December 31, 2019. The Company had a deferred contract asset balance of $5.8 million and $3.2 million as of December 31, 2019 and December 31, 2018, respectively. These deferred contract assets are applied throughout the life of the contract. Short-term and long-term deferred commissions and deferred contract assets are classified as prepaid expenses and other current assets and other assets on the consolidated balance sheet, respectively.
Advanced billings to clients in excess of revenue earned are recorded as deferred revenue until the aforementioned revenue recognition criteria are met. The Company had a deferred revenue balance of $13.7 million and $20.6 million as of December 31, 2019 and December 31, 2018, respectively. Revenue recognized during the year ended December 31, 2019 that was included in the deferred revenue balance at the beginning of the year was $18.8 million.
5. NET INCOME (LOSS) PER SHARE
During September 2014, the Company completed a holding company reorganization. As part of the reorganization, the Company implemented a multi-class stock structure. The Company presents the impact on net income per share (“EPS”) by

Inovalon Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

5. NET INCOME (LOSS) PER SHARE (Continued)

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
Basic net (loss) income per share of common stock is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. All participating securities are excluded from the basic weighted-average shares of common stock outstanding. Unvested RSAs are excluded from the calculation of the weighted-average shares of common stock until vesting occurs, as the restricted shares are subject to forfeiture and cancellation until vested. For purposes of the diluted net income per share attributable to common stockholders calculation, unvested shares of common stock resulting from RSAs are considered to be potentially dilutive shares of common stock.
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

5. NET INCOME (LOSS) PER SHARE (Continued)

The numerators and denominators of the basic and diluted EPS computations, reconciliations of the weighted average shares outstanding, and resulting basic and diluted earnings per share for our common stock are calculated as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2019	2018	2017
Basic
Numerator:
Net income (loss)	$7,775	$(39,164)	$34,818
Undistributed earnings allocated to participating securities	(237)	—	(990)
Net income (loss) attributable to common stockholders—basic	$7,538	$(39,164)	$33,828
Denominator:
Weighted average shares used in computing net income (loss) per share attributable to common stockholders—basic	148,304	145,389	142,225
Net income (loss) per share attributable to common stockholders—basic	$0.05	$(0.27)	$0.24
Diluted
Numerator:
Net income (loss) attributable to common stockholders—diluted	$7,538	$(39,164)	$33,828
Denominator:
Number of shares used for basic EPS computation	148,304	145,389	142,225
Effect of dilutive securities	329	—	512
Weighted average shares used in computing net income per share attributable to common stockholders—diluted	148,633	145,389	142,737
Net income (loss) per share attributable to common stockholders—diluted	$0.05	$(0.27)	$0.24

The computation of diluted EPS does not include certain awards, on a weighted average basis, for the years ended December 31, 2019, 2018, and 2017, respectively, because their inclusion would have an anti-dilutive effect on EPS. The awards excluded because of their anti-dilutive effect are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Awards excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive	1	89	88

6. FAIR VALUE MEASUREMENTS
The following table presents the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$41,933	$—	$—	$41,933
Other current liabilities:
Interest rate swaps	—	(8,354)	—	(8,354)
Contingent consideration	—	—	(3,719)	(3,719)
Other liabilities
Interest rate swaps	—	(30,957)	—	(30,957)
Contingent consideration	—	—	(13,071)	(13,071)
Total	$41,933	$(39,311)	$(16,790)	$(14,168)

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
The following table presents our financial instruments measured at fair value using unobservable inputs (Level 3) as of the years ended December 31 (in thousands):

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	2019	2018
Balance, beginning of period	$(31,824)	$(7,400)
Fair value adjustment(1)(2)	532	(6,159)
Accretion expense (recognized in general and administrative expenses)	(647)	(1,053)
Settlement (payment) of liability	15,149	—
Contingent consideration attributable to and assumed from ABILITY Acquisition	—	(17,212)
Total	$(16,790)	$(31,824)
______________________________________

(1)
During 2019, the Company recognized an adjustment of $0.8 million recognized in general and administrative expenses related to the change in fair value of contingent consideration, partially offset by an adjustment of $0.3 million recognized in goodwill, which was a purchase accounting adjustment attributable to the ABILITY Acquisition.

(2)
During 2018, the Company recognized an adjustment of $5.6 million in general and administrative expenses related to the change in fair value of contingent consideration, and an adjustment of $0.6 million recognized in goodwill, which was a purchase accounting adjustment attributable to the ABILITY Acquisition.

2018 Credit Facilities
The Company records debt on the balance sheet at carrying value. The estimated fair value of the Company’s debt is determined based on Level 2 inputs including current market rates for similar types of borrowings. The following table presents the carrying value and fair value of the Company’s debt (including the current portion thereof) as of December 31, 2019 (in thousands):

Carrying amount	$893,737
Fair value	$898,206

Inovalon Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

6. FAIR VALUE MEASUREMENTS (Continued)

Interest Rate Swaps
In connection with the 2018 Credit Agreement, the Company entered into four interest rate swaps during 2018, each of which mature in March 2025, to mitigate the risk of a rise in interest rates. These interest rate swaps mitigate the exposure on the variable component of interest on the Company’s 2018 Credit Facility. The interest rate swaps fix the LIBOR rate component of interest on $700.0 million of the 2018 Term Facility at a weighted average rate of approximately 2.8%. See “Note 10—Debt” for additional information. These interest rate swaps are designated as cash flow hedges and are deemed highly effective under ASC 815, Derivatives and Hedging. The interest rate swaps are recorded on the balance sheet at fair value as either assets or liabilities and any changes to the fair value are recorded through accumulated other comprehensive income and reclassified into interest expense in the same period in which the hedged transaction is recognized in earnings. Cash flows from interest rate swaps are reported in the same category as the cash flows from the items being hedged.
The following table presents the fair value of interest rate swaps on the balance sheet as of December 31, 2019 (in thousands):

	Liability Derivative
	Balance Sheet Location	Fair Value
Interest rate swap contract	Other current liabilities	$(8,354)
Interest rate swap contract	Other liabilities	$(30,957)

The following table presents the fair value of interest rate swaps on the balance sheet as of December 31, 2018 (in thousands):

	Liability Derivative
	Balance Sheet Location	Fair Value
Interest rate swap contract	Other current liabilities	$(1,778)
Interest rate swap contract	Other liabilities	$(8,151)

The following table presents the location and amount of gains and losses on interest rate swaps included in other comprehensive income (“OCI”) and the statement of operations for the year ended December 31, 2019 (in thousands):

	Gain (Loss) recognized in OCI	Statement of Operations Location	(Gain) Loss reclassified from OCI
Interest rate swap contract	$(33,194)	Interest expense	$3,811

The following table presents the location and amount of gains and losses on interest rate swaps included in OCI and the statement of operations for the year ended December 31, 2018 (in thousands):

	Gain (Loss) recognized in OCI	Statement of Operations Location	(Gain) Loss reclassified from OCI
Interest rate swap contract	$(12,907)	Interest expense	$2,978

The net amount of accumulated other comprehensive income expected to be reclassified to interest expense in the next twelve months is $8.4 million.

Inovalon Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

7. PROPERTY, EQUIPMENT AND CAPITALIZED SOFTWARE
Property, equipment and capitalized software consisted of the following (in thousands):

	December 31,
	2019	2018
Office and computer equipment	$81,090	$76,748
Leasehold improvements	14,936	13,158
Purchased software	51,784	45,304
Capitalized software	166,995	128,356
Furniture and fixtures	7,934	6,412
Land	390	390
Buildings	14,028	14,028
Work in process	8,200	5,811
Total	345,357	290,207
Less: accumulated depreciation and amortization	(197,616)	(148,449)
Property, equipment and capitalized software, net	$147,741	$141,758

Depreciation expense for the years ended December 31, 2019, 2018, and 2017 was $55.9 million, $52.7 million, and $37.9 million, respectively. At December 31, 2019 and 2018, the Company had unamortized capitalized software costs, including costs classified as work in progress, of $64.0 million and $57.8 million, respectively. At December 31, 2019 and 2018, work in process consisted primarily of purchased software licenses, computer equipment, and capitalized software, which was not placed into service.
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
The Company leases office space, data center facilities, printers, and equipment with remaining lease terms ranging from one year to 10 years, some of which contain renewal or purchase options. The exercise of these options is at the Company’s sole discretion. The Company has entered into sublease agreements for unoccupied leased office space and records sublease income netted against rent expense. Additionally, the Company is required to maintain a standby letter of credit in the amount of $1.0 million to satisfy the requirements of a certain lease agreement.
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
Finance lease right-of-use assets of $14.4 million are included in property, equipment, and capitalized software, net on the consolidated balance sheet.

Inovalon Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

8. LEASES (Continued)

The following table presents components of lease expense for the year ended December 31, 2019 (in thousands):

Finance lease cost
Amortization of right-of-use assets	$2,025
Interest on lease liabilities	495
Operating lease cost	11,385
Variable lease cost	2,350
Sublease income	(1,041)
Total lease cost	$15,214

Maturities of lease liabilities as of December 31, 2019 are as follows (in thousands):

	Operating Leases	Finance Leases
2020	$8,507	$2,937
2021	9,019	2,381
2022	9,370	1,185
2023	7,984	1,275
2024	6,051	1,371
Thereafter	31,534	7,445
Total future minimum lease payments	72,465	16,594
Less: Interest	(14,690)	(1,795)
Total	$57,775	$14,799

Future minimum lease payments as of December 31, 2018 are as follows (in thousands):

	Operating Leases	Finance Leases
2019	$11,250	$3,509
2020	7,059	2,567
2021	5,898	2,017
2022	5,303	1,181
2023	3,821	1,275
Thereafter	15,599	8,831
Total	48,930	19,380
Less: Interest	—	(2,548)
Total	$48,930	$16,832

Supplemental cash flow information related to leases for the year ended December 31, 2019 are as follows (in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$12,940
Operating cash flows for financing leases	495
Financing cash flows for financing leases	2,393
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$23,620
Finance leases	20

Inovalon Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

8. LEASES (Continued)

Supplemental balance sheet information related to leases as of December 31, 2019 are as follows:

Weighted average remaining lease term:
Operating leases	5 years
Financing leases	8 years
Weighted average discount rate:
Operating leases	4.7%
Financing leases	3.0%

9. GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill is primarily derived from the Company’s acquisitions of ABILITY in 2018, Creehan in 2016, Avalere in 2015, Catalyst Information Technologies, Inc. in 2009, and Medical Reliance Group, Inc. in 2006. Refer to “Note 2—Summary of Significant Accounting Policies” for a discussion of our accounting policy. Refer to “Note 3—Business Combinations” for further information regarding the goodwill that arose from the Company’s acquisition of ABILITY during 2018.
The following table summarizes the activity related to the carrying value of our goodwill during the years ended December 31, 2019 and 2018 (in thousands):

Goodwill as of January 1, 2018	$184,932
Goodwill recorded in connection with the acquisition of ABILITY	771,097
Goodwill as of December 31, 2018	956,029
Adjustments recorded in connection with the acquisition of ABILITY(1)	(148)
Goodwill as of December 31, 2019	$955,881
______________________________________

(1)
During 2019, the Company finalized the working capital adjustments for ABILITY. The adjustments had no impact on the Company’s revenues or expenses. Based on our assessments of qualitative and quantitative factors, the adjustments were not considered to be material to our consolidated financial statements, individually or in the aggregate, to any previously issued consolidated financial statements.

Intangible Assets
Intangible assets at December 31, 2019 and 2018 were as follows (in thousands):

	December 31, 2019
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (years)
Technology	$116,177	$(38,597)	$77,580	11.0
Trademark and trade names	31,860	(9,363)	22,497	13.0
Database	6,500	(6,500)	—	0.0
Customer relationships	480,950	(97,986)	382,964	10.6
Non-compete agreements	820	(820)	—	0.0
Total	$636,307	$(153,266)	$483,041

Inovalon Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

9. GOODWILL AND INTANGIBLE ASSETS (Continued)

	December 31, 2018
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (years)
Technology(1)	$116,177	$(28,882)	$87,295	11.7
Trademark and tradenames	31,860	(6,415)	25,445	13.4
Database	6,500	(6,012)	488	0.7
Customer relationships	480,950	(58,835)	422,115	11.6
Non-compete agreements	820	(820)	—	0.0
Total	$636,307	$(100,964)	$535,343

______________________________________

(1)
Upon completion of the development process of our in-process R&D the Company performed an impairment assessment and determined there was no impairment. As such, $1.6 million of in-process R&D was reclassified to a definite-lived technology intangible asset upon being placed into service. The Company evaluated the useful life of the asset resulting from the R&D activities pursuant to ASC 350 and determined a useful life of 5 years was appropriate based on the period over which the asset is expected to contribute to future cash flows. The Company began amortizing the asset over the useful life on the date the asset was placed into service.

Amortization expense for the years ended December 31, 2019, 2018, and 2017 was $52.3 million, $44.0 million, and $15.2 million, respectively.
Estimated future amortization expense of intangible assets, based upon the Company’s intangible assets at December 31, 2019, is as follows (in thousands):

Amount
Year ending December 31:
2020	$50,821
2021	48,035
2022	48,035
2023	47,874
2024	46,574
Thereafter	241,702
Total	$483,041

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

Inovalon Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

10. DEBT (Continued)

At the option of the Company, the loans outstanding under the 2018 Term Facility will bear interest either at: (i) Adjusted London Interbank Offer Rate (“LIBOR”) plus an applicable margin of 3.50% or (ii) the Alternate Base Rate (“ABR”) plus an applicable margin. The Company may elect interest periods of one, two, three or six months for Adjusted LIBOR borrowings. As set forth in the 2018 Credit Agreement, the ABR is the higher of: (i) the rate that MSSF as Administrative Agent announces from time to time as its prime or base commercial lending rate, as in effect from time to time, (ii) the Federal Funds Effective Rate plus ½ of 1.0% and (iii) one-month Adjusted LIBOR plus 1.0%.
The Company is required to pay a commitment fee ranging from 0.25% to 0.375% per annum in respect of the daily average unused commitments under the 2018 Revolving Facility based on the Company’s senior secured net leverage ratio. As of December 31, 2019, the Company had $100.0 million available consisting of $99.0 million on the 2018 Revolving Facility and a letter of credit of $1.0 million.
The following table discloses the outstanding debt at each balance date as follows (in thousands):

	December 31, 2019	December 31, 2018
2018 Term Facility(1)	$893,737	$949,314
Less: current portion	9,800	9,800
Non-current Credit Facilities	$883,937	$939,514
______________________________________

(1)	The 2018 Term Facility is presented net of unamortized deferred financing fees and original issue discount (“OID”) of $24.0 million and $28.2 million as of December 31, 2019 and 2018, respectively.
The Company and its Restricted Subsidiaries (as defined in the 2018 Credit Agreement) are subject to certain affirmative and negative covenants under the 2018 Credit Agreement, and the 2018 Credit Agreement includes certain customary representations and warranties of the Company. As of December 31, 2019, the Company is in compliance with the covenants under the 2018 Credit Agreement.
Scheduled principal maturity of the 2018 Credit Facilities follows (in thousands):

Amount
2020	$9,800
2021	9,800
2022	9,800
2023	9,800
2024	9,800
Thereafter	868,750
Total scheduled maturities	917,750
Unamortized deferred financing fees and OID	(24,013)
Total Credit Facilities	$893,737

Subsequent Event
On February 11, 2020, the Company executed an amendment to its 2018 Credit Facility to reprice the 2018 Term Facility, resulting in a decrease to the applicable interest rate margin by 50 basis points to 3.00% with an additional 25 basis point reduction upon achievement of a defined senior secured net leverage ratio. Other material provisions under the 2018 Credit Facility and 2018 Term Facility, including the maturity date of April 2, 2025 and current amount of debt outstanding, remain unchanged.
11. COMMITMENTS AND CONTINGENCIES
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
12. STOCK-BASED COMPENSATION
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
Restricted Stock Units
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
A summary of RSU activity is as follows:

	Number of RSUs	Weighted Average Fair Value Per Unit
RSUs granted and unvested at January 1, 2019	191,868	$14.98
RSUs granted during 2019	94,558	13.88
RSUs vested during 2019	(150,250)	14.98
RSUs forfeited during 2019	—	—
RSUs granted and unvested at December 31, 2019	136,176	$14.21

The weighted-average fair value of RSUs granted during the years ended December 31, 2019, 2018, and 2017 was $13.88, $10.35, and $13.70, respectively. During the years ended December 31, 2019 and 2018, and 2017, these awards had an aggregate grant date fair value of $1.3 million, $1.1 million, and $0.6 million, respectively. The total fair value of RSUs vested during the

Inovalon Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
12. STOCK-BASED COMPENSATION (Continued)

years ended December 31, 2019, 2018 and 2017 was $2.3 million, $1.1 million, and $1.3 million, respectively. As of December 31, 2019, there was a total of $0.5 million in unrecognized compensation cost related to unvested RSUs, which are expected to be recognized over a weighted-average period of approximately 0.4 years.
Restricted Stock Awards
During 2015, the Company began granting RSAs pursuant to the 2015 Plan. RSAs granted to non-employee directors fully vest upon the one year anniversary of the award grant date. RSAs granted to employees vest over two to five years either ratably on each anniversary of the grant date or cliff vest at the end of the vest period. Upon vesting, the Company will deliver shares of the Company’s Class A common stock to the holders. Pursuant to the terms of the awards, any unvested shares terminate upon the RSA holders’ separation from the Company. The Company recognizes stock-based compensation expense for the RSAs following the straight-line method over the requisite service period. The Company records adjustments related to forfeitures as they occur.
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
During 2019, the Company granted 2.7 million RSAs, of which 0.5 million had performance vesting conditions. A summary of RSA activity is as follows:

	Number of RSAs	Weighted Average Fair Value Per Unit
RSAs granted and unvested at January 1, 2019	4,939,419	$12.37
RSAs granted during 2019	2,678,047	14.96
RSAs vested during 2019	(1,066,293)	12.66
RSAs forfeited during 2019	(541,918)	12.08
RSAs granted and unvested at December 31, 2019	6,009,255	$13.51

The weighted-average fair value of an RSA granted during the years ended December 31, 2019, 2018, and 2017 was $14.96, $11.12, and $12.64, respectively. During the years ended December 31, 2019, 2018, and 2017, these awards had an aggregate grant date fair value of $40.1 million, $28.6 million, and $33.5 million, respectively. The total fair value of RSAs vested during the years ended December 31, 2019, 2018, and 2017 was $15.9 million, $8.6 million, and $9.3 million, respectively. As of December 31, 2019, there was a total of $62.9 million in unrecognized compensation cost related to unvested RSAs, which are expected to be recognized over a weighted-average period of approximately 3.3 years.
Stock Options
The Company did not grant any options during the years ended December 31, 2019, 2018, and 2017. The Company used the Black-Scholes option-pricing model to determine the estimated fair value for previously granted stock option awards. The Black-Scholes option-pricing model requires the use of estimates, including the fair market value of the Company’s common stock prior to the Company’s IPO, expected stock price volatility, expected term, estimated forfeitures and the risk-free interest rate. The fair value of stock option awards is amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period.
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

Inovalon Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
12. STOCK-BASED COMPENSATION (Continued)

The average expected term was determined under the simplified calculation, which is the mid-point between the vesting date and the end of the contractual term. The dividend yield assumption of zero was based upon the fact that the Company does not have a formal dividend payment policy, the Company does not intend to pay cash dividends on its common stock in the future, and, to the extent the Company pays dividends in the future, there is no assurance that any such dividends will be comparable to those previously declared. Any declarations of dividends and the establishment of future record and payment dates are subject to the final determination of the Company’s Board of Directors. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve rates with the remaining term commensurate with the expected life assumed at the date of grant. Forfeitures are recorded as adjustments to expense as they occur.
Stock option activity is as follows:

	Number of Shares Outstanding	Weighted- Average Exercise Price	Weighted- Average Grant-date Fair Value of Underlying Common Stock	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance at January 1, 2019	857,084	$7.63		4.3	$5,616
Stock options granted during 2019	—	$—	$—
Stock options exercised during 2019	(547,964)	$7.60
Stock options canceled during 2019	(5,845)	$9.94
Balance at December 31, 2019	303,275	$7.63		4.4	$3,393
Exercisable at December 31, 2019	303,275	$7.63		4.4	$3,393
Vested and expected to vest at December 31, 2019	303,275	$7.63		4.4	$3,393

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair value of the Company’s common stock and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options. This amount is subject to change based on changes to the fair market value of the Company’s common stock. The total intrinsic value of options exercised during the years ended December 31, 2019, 2018, and 2017 was $4.6 million, $1.2 million, and $4.2 million, respectively.
Employee Stock Purchase Plan
On February 18, 2015, the date of the completion of the Company’s IPO, the 2015 Employee Stock Purchase Plan (“2015 ESPP”) became effective. The 2015 ESPP provides (i) for six month purchase periods (commencing each March 1 and September 1) and (ii) that the purchase price for shares of Class A common stock purchased under the 2015 ESPP will be 85% of the fair market value of the Company’s Class A common stock on the last day of the applicable offering period. Eligible employees are able to select a rate of payroll deduction between 1% and 15% of their base cash compensation subject to a maximum payroll deduction per offering period of $7,500. The 2015 ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Code. The Company reserved 1,833,857 shares of Class A common stock for issuance under the 2015 ESPP.
The following table summarizes the ESPP activity during the years shown:

	Year Ended December 31,
	2019	2018	2017
Shares purchased and issued	92,738	90,084	49,247
Weighted average discounted price per share	$12.64	$9.74	$11.08
Stock-based compensation expense (in thousands)	$234	$141	$154

13. EMPLOYEE BENEFIT PLANS
On June 1, 2007, the Company adopted a 401(k) Profit Sharing Plan and Trust (“401(k) Plan”). The 401(k) Plan was amended on February 1, 2010. The amended 401(k) Plan allows employees to become eligible to participate upon the completion of 30 days of service. The Company matches employee contributions up to 4.0% of their compensation and the employer contributions vest immediately.
During the years ended December 31, 2019, 2018, and 2017, total expense recorded for the Company’s matching 401(k) contributions were $7.0 million, $6.3 million, and $5.2 million, respectively.

Inovalon Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

14. STOCKHOLDERS’ EQUITY
On May 4, 2016, the Company announced that its Board of Directors authorized a program to repurchase up to $100.0 million of Inovalon’s Class A common stock through December 31, 2017. Repurchases under the Company’s share repurchase program have been made in open-market or privately negotiated transactions. The Company funded repurchases through a combination of cash on hand, cash generated by operations and sales of short-term investments, if needed. On November 2, 2016, the Company announced that its Board of Directors authorized an expansion of the share repurchase program to repurchase up to an additional $100.0 million of shares of Inovalon’s Class A Common Stock (bringing the total to $200.0 million) through December 31, 2017. The share repurchase program did not obligate the Company to acquire any particular amount of Class A common stock. During the year ended December 31, 2017 the Company repurchased 7,111,190 Class A common shares for $93.6 million, at an average cost of $13.16 per share, excluding commissions. The share repurchase program expired on December 31, 2017 and there were no repurchases during 2018 or 2019.
15. INCOME TAXES
The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current:
Federal(1)	$(468)	$(2,113)	$2,272
State	1,847	215	2,162
Total current provision (benefit)	1,379	(1,898)	4,434
Deferred:
Federal	107	(8,009)	(8,333)
State	(3,383)	(4,486)	1,668
Total deferred benefit	(3,276)	(12,495)	(6,665)
Total benefit from income taxes	$(1,897)	$(14,393)	$(2,231)

______________________________________

(1)
As of December 31, 2018, the income tax benefit reflects the recognition of a $2.1 million income tax receivable from amended federal income tax returns to carry back the net operating loss and tax credits generated in 2017 and refundable alternative minimum tax credit.

The provision for income taxes reconciles to the amount computed by applying the federal statutory rate, 21.0%, to income before income taxes as follows (in thousands, except percentages):

	Year Ended December 31,
	2019		2018		2017
Expected federal income tax	21.0%	$1,234	21.0%	$(11,247)	35.0%	$11,406
State income taxes(1)	(26.1)%	(1,536)	8.0%	(4,270)	8.0%	2,606
Permanent items	(6.5)%	(384)	1.1%	(614)	0.3%	88
Research and development tax credits	(17.1)%	(1,003)	1.6%	(850)	(2.6)%	(850)
Excess tax benefits and stock-based compensation	(13.9)%	(815)	(1.0)%	559	(0.7)%	(243)
Acquisition-related tax adjustments	3.2%	189	(2.1)%	1,144	(1.4)%	(445)
Enactment of the Tax Act	—%	—	—%	—	(47.4)%	(15,461)
Other	7.1%	418	(1.7)%	885	2.0%	668
Income tax benefit	(32.3)%	$(1,897)	26.9%	$(14,393)	(6.8)%	$(2,231)

______________________________________

(1)
As of December 31, 2019, the state income taxes reflect the recognition of a $2.0 million tax benefit from change in state tax apportionment, change in state tax laws, and tax rates applied against the Company’s deferred tax balance.

In December 2017, the Tax Act was enacted which included a number of changes to existing U.S. tax laws that impact the Company, most notably a reduction of the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017. The Tax Act also provided for the acceleration of depreciation for certain assets placed into service after September 27, 2017 and prospective changes beginning in 2018, including repeal of the domestic manufacturing deduction, acceleration of tax revenue recognition, capitalization of research and development expenditures, additional limitations on executive compensation and limitations on the deductibility of interest. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21%

Inovalon Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

15. INCOME TAXES (Continued)

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
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2019	2018
Components of deferred tax assets and liabilities
Deferred tax assets:
Operating lease liabilities	$18,524	$—
Unrealized gains and losses in other comprehensive income	12,568	3,200
Interest expense carryforwards	9,079	11,278
Net operating loss carryforwards	6,975	17,258
Tax credit carryforwards	4,156	3,114
Stock-based compensation	4,078	3,553
Accrued expenses and reserves	2,196	4,571
Other	1,297	2,634
Total deferred tax assets	58,873	45,608
Deferred tax liabilities:
Intangibles	113,978	127,272
Property, equipment and capitalized software	22,606	26,612
Operating lease right-of-use assets	15,300	—
Prepaids and other	4,453	2,092
Total deferred tax liabilities	156,337	155,976
Net deferred tax liabilities before valuation allowance	97,464	110,368
Valuation allowance	229	301
Net deferred tax liabilities	$97,693	$110,669

As of December 31, 2019, the Company has U.S. federal and state net operating loss carryforwards of approximately $2.9 million and $5.1 million, respectively. The majority of the U.S. federal net operating loss carryforwards will not expire and the majority of the state net operating losses will expire by 2038. As of December 31, 2019, the Company has interest expense carryforwards of approximately $9.1 million that can be carried forward indefinitely. As of December 31, 2019, the Company has U.S. federal and state tax credit carryforwards of approximately $4.0 million and $0.6 million, respectively, gross of any uncertain tax position considerations. The tax credit carryforwards will expire between 2020 and 2039. Change of control provisions as defined in Section 382 of the Internal Revenue Code have been analyzed and are not expected to materially limit the Company’s use of the interest expense, net operating loss, or tax credit carryforwards.
Uncertain Tax Positions— The interest and penalties related to uncertain tax positions are classified as a component of income tax expense. The following table presents the changes in uncertain tax position (in thousands):

	2019	2018	2017
January 1	$1,158	$—	$80
Gross increases in tax positions in current period	2	—	—
Gross increase in tax positions in prior period	37	32	291
Gross decrease in tax positions in prior period	(1)	(1)	(160)
Gross increase in tax positions from acquisitions	16	1,162	—
Settlement	—	—	(211)
Lapse of statute of limitations	(51)	(35)	—
Uncertain tax position at December 31	$1,161	$1,158	$—

Inovalon Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

15. INCOME TAXES (Continued)

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

INOVALON HOLDINGS, INC.
Schedule II
Valuation and Qualifying Accounts and Reserves
(in thousands)

	Allowance for Accounts Receivable
	Balance at Beginning of Year	Additions Charged Against Revenue	Additions Charged to Cost and Expense	Deductions	Balance at End of Year
Year Ended December 31, 2019	$3,350	$5,895	$1,855	$(7,749)	$3,351
Year Ended December 31, 2018	$2,038	$3,039	$3,520	$(5,247)	$3,350
Year Ended December 31, 2017	$3,782	$8,886	$—	$(10,630)	$2,038