Form 10-Q
period 2020-03-31
Inovalon Holdings, Inc.
filed 2020-04-29
CIK 1619954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2020
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of April 17, 2020, the registrant had 76,119,253 shares of Class A common stock outstanding and 79,270,861 shares of Class B common stock outstanding.

INOVALON HOLDINGS, INC.
FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2020

PART I—FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
INOVALON HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and par value amounts)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$182,875	$93,094
Accounts receivable (net of allowances of $2,451 at March 31, 2020 and $3,351 at December 31, 2019)	129,050	139,514
Prepaid expenses and other current assets	24,606	20,141
Income tax receivable	8,112	4,488
Total current assets	344,643	257,237
Non-current assets:
Property, equipment and capitalized software, net	146,798	147,741
Operating lease right-of-use assets	42,894	45,053
Goodwill	955,881	955,881
Intangible assets, net	480,906	483,041
Other assets	25,750	19,681
Total assets	$1,996,872	$1,908,634
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$31,947	$34,845
Accrued compensation	19,872	35,135
Other current liabilities	28,676	26,298
Deferred revenue	17,663	13,664
Credit facilities	9,800	9,800
Operating lease liabilities	8,116	8,085
Finance lease liabilities	2,569	2,533
Total current liabilities	118,643	130,360
Non-current liabilities:
Credit facilities, less current portion	980,639	883,937
Operating lease liabilities, less current portion	49,033	49,690
Finance lease liabilities, less current portion	11,600	12,266
Other liabilities	84,066	46,529
Deferred income taxes	86,150	97,693
Total liabilities	1,330,131	1,220,475
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.000005 par value, 900,000,000 shares authorized, zero shares issued and outstanding at each of March 31, 2020 and December 31, 2019, respectively	—	—
Class A common stock, $0.000005 par value, 750,000,000 shares authorized; 90,875,472 shares issued and 76,255,297 shares outstanding at March 31, 2020; 90,327,728 shares issued and 75,707,553 shares outstanding at December 31, 2019	1	1
Class B common stock, $0.000005 par value, 150,000,000 shares authorized; 79,270,861 shares issued and outstanding at March 31, 2020; 79,369,411 shares issued and outstanding at December 31, 2019	—	—
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, zero shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	—	—
Additional paid-in-capital	640,861	636,461
Retained earnings	276,628	278,246
Treasury stock, at cost, 14,620,175 shares at March 31, 2020 and December 31, 2019, respectively	(199,817)	(199,817)
Other comprehensive loss	(50,932)	(26,732)
Total stockholders’ equity	666,741	688,159
Total liabilities and stockholders’ equity	$1,996,872	$1,908,634
See notes to consolidated financial statements.

INOVALON HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per-share amounts)

	Three Months Ended March 31,
	2020	2019
Revenue	$154,187	$145,491
Expenses:
Cost of revenue(1)	41,043	37,203
Sales and marketing(1)	15,159	13,526
Research and development(1)	7,104	8,201
General and administrative(1)	53,883	53,623
Depreciation and amortization	27,934	27,047
Total operating expenses	145,123	139,600
Income from operations	9,064	5,891
Other income and (expenses):
Interest income	290	610
Interest expense	(14,560)	(16,542)
Other expense, net	(22)	(11)
Loss before taxes	(5,228)	(10,052)
Benefit from income taxes	(3,545)	(1,729)
Net loss	$(1,683)	$(8,323)
Net loss attributable to common stockholders, basic and diluted	$(1,683)	$(8,323)
Net loss per share attributable to common stockholders, basic and diluted:
Basic net loss per share	$(0.01)	$(0.06)
Diluted net loss per share	$(0.01)	$(0.06)
Weighted average shares of common stock outstanding:
Basic	149,183	147,774
Diluted	149,183	147,774
________________________________________________

(1)	Includes stock-based compensation expense as follows:
	Cost of revenue	$165	$77
	Sales and marketing	620	300
	Research and development	453	370
	General and administrative	6,018	4,492
	Total stock-based compensation expense	$7,256	$5,239

See notes to consolidated financial statements.

INOVALON HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended March 31,
	2020	2019
Net loss	$(1,683)	$(8,323)
Other comprehensive income (loss):
Realized losses on cash flow hedges reclassified from accumulated other comprehensive income, net of tax of $(681) and $(170), respectively	1,446	359
Net change in unrealized losses on cash flow hedges, net of tax of $12,069 and $3,984, respectively	(25,646)	(8,424)
Net change in unrealized gains on available-for-sale investments, net of tax of $0 and $(5), respectively	—	11
Comprehensive loss	$(25,883)	$(16,377)
See notes to consolidated financial statements.

INOVALON HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands, except share amounts)

	Issued Class A Common Stock		Issued Class B Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance—January 1, 2020	90,327,728	$1	79,369,411	$—	(14,620,175)	$(199,817)	$636,461	$278,246	$(26,732)	$688,159
Stock-based compensation expense	—	—	—	—	—	—	7,164	—	—	7,164
Exercise of stock options	23,183	—	—	—	—	—	183	—	—	183
Conversion Class B to Class A common stock	98,550	—	(98,550)	—	—	—	—	—	—	—
Issuance of shares related to restricted stock units and awards, net of forfeitures	574,082	—	—	—	—	—	—	—	—	—
Shares withheld for employee taxes upon conversion of restricted stock	(148,071)	—	—	—	—	—	(2,947)	—	—	(2,947)
Other comprehensive loss	—	—	—	—	—	—	—	—	(24,200)	(24,200)
Adjustment to retained earnings for adoption of ASC 326	—	—	—	—	—	—	—	65	—	65
Net loss	—	—	—	—	—	—	—	(1,683)	—	(1,683)
Balance—March 31, 2020	90,875,472	$1	79,270,861	$—	(14,620,175)	$(199,817)	$640,861	$276,628	$(50,932)	$666,741

Balance—January 1, 2019	86,679,575	$—	80,608,685	$1	(14,620,175)	$(199,817)	$618,674	$270,471	$(6,740)	$682,589
Stock-based compensation expense	—	—	—	—	—	—	5,163	—	—	5,163
Conversion Class B to Class A common stock	460,000	—	(460,000)	—	—	—	—	—	—	—
Issuance of shares related to restricted stock units and awards, net of forfeitures	759,409	—	—	—	—	—	—	—	—	—
Shares withheld for employee taxes upon conversion of restricted stock	(82,978)	—	—	—	—	—	(1,086)	—	—	(1,086)
Other comprehensive loss	—	—	—	—	—	—	—	—	(8,054)	(8,054)
Net loss	—	—	—	—	—	—	—	(8,323)	—	(8,323)
Balance—March 31, 2019	87,816,006	$—	80,148,685	$1	(14,620,175)	$(199,817)	$622,751	$262,148	$(14,794)	$670,289
See notes to consolidated financial statements.

INOVALON HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(1,683)	$(8,323)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	7,256	5,239
Depreciation	14,980	13,931
Amortization of intangibles	12,954	13,116
Amortization of debt issuance costs and debt discount	1,151	1,072
Deferred income taxes	(181)	(2,671)
Change in fair value of contingent consideration	109	379
Other	(295)	1,129
Changes in assets and liabilities:
Accounts receivable	1,614	(13,893)
Prepaid expenses and other current assets	635	(802)
Income taxes receivable	(3,624)	2,830
Other assets	(862)	19
Accounts payable and accrued expenses	(2,844)	182
Accrued compensation	(15,558)	(3,602)
Other current and non-current liabilities	(2,996)	(2,056)
Deferred revenue	3,443	8,205
Net cash provided by operating activities	14,099	14,755
Cash flows from investing activities:
Maturities of short-term investments	—	5,164
Purchases of property and equipment	(5,533)	(3,796)
Investment in capitalized software	(10,940)	(7,626)
Net cash used in investing activities	(16,473)	(6,258)
Cash flows from financing activities:
Proceeds from credit facility borrowings	99,000	—
Repayment of credit facility borrowings	(2,450)	(2,450)
Payments for debt issuance costs	(1,000)	—
Proceeds from exercise of stock options	183	—
Finance lease liabilities paid	(631)	(672)
Tax payments for equity award issuances	(2,947)	(1,086)
Net cash provided by (used in) financing activities	92,155	(4,208)
Increase in cash and cash equivalents	89,781	4,289
Cash and cash equivalents, beginning of period	93,094	115,591
Cash and cash equivalents, end of period	$182,875	$119,880
Supplemental cash flow disclosure:
Income taxes paid (received), net	$357	$(1,931)
Interest paid	13,092	15,602
Non-cash transactions:
Accruals for purchases of property and equipment	1,606	1,590
Accruals for investment in capitalized software	1,440	1,776
Accruals for purchase of intangible assets	10,819	—
See notes to consolidated financial statements.

INOVALON HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared by Inovalon Holdings, Inc. (“Inovalon” or the “Company”) in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Rule 10-01 of Regulation S-X. Accordingly, the unaudited consolidated financial statements may not include all of the information and notes required by GAAP for audited financial statements. The year-end December 31, 2019 consolidated balance sheet data included herein was derived from audited financial statements but does not include all disclosures required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of items of a normal and recurring nature, necessary to present fairly the Company’s financial position as of March 31, 2020, the results of operations, comprehensive income (loss), and stockholders’ equity, and cash flows for the three-month periods ended March 31, 2020 and 2019. The results of operations for the three month periods ended March 31, 2020 and 2019 are not necessarily indicative of the results to be expected for the full year. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities, and related disclosures, as of the date of the financial statements, and the amounts of revenue and expenses reported during the period. Actual results could differ from estimates. The information contained herein should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”).
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
Recently Adopted Accounting Standards
In June 2016, the FASB issued ASU 2016-13, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent clarifying guidance (“ASU 2016-13”). ASU 2016-13 replaced the incurred loss impairment method with a methodology that reflects the amortized cost basis net of expected credit losses that are calculated based on certain relevant information. The standard also amended the credit loss guidance for available-for-sale debt securities and requires the measurement and recognition of an expected allowance for credit losses for financial assets held at amortized cost. The Company adopted the requirements of the new standard on January 1, 2020 using the modified-retrospective approach and there was no material impact on the Company’s consolidated financial statements and notes disclosures.
In determining the estimate for expected credit losses, each quarter the Company evaluates historical loss rates for its trade receivables and unbilled receivables balance using an aging method and loss rate method and applies management judgment to determine the expected collectability of receivables. The Company considers various factors including historical invoice data, historical payment data, and days sales outstanding and considers other events that could impact future collectability. Additionally, the Company considers current economic conditions that could impact clients. While there may be fluctuations in macro-economic trends and regulatory changes, the Company believes historical trends are representative of collectability. Clients represent payer, pharmaceutical, and life science companies, along with provider networks. Due to the short-term nature of the Company’s standard payment terms and the low risk profile of clients the risk of loss reflects historical experience.
In the circumstance where a receivable is deemed uncollectable, the Company will reduce the allowance for expected credit loss by the same amount of the portion of the receivable being written off. As there is no standard definition for when a receivable is deemed uncollectable, the Company will use judgment to determine when all efforts of collection have been exhausted. If the Company subsequently receives consideration for a receivable that was previously written off, the Company would increase earnings by crediting credit loss expense.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework–Changes to the Requirements for Fair Value Measurement. This update changes the fair value measurement disclosure requirements of ASC 820. The standard consists of removals, modifications, and additions to the existing disclosure requirements. The Company adopted the requirements of the new standard on January 1, 2020 and there was no material impact on the Company’s notes disclosures. Refer to “Note 6—Fair Value Measurements.”
In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This update aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard requires that an entity in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. This guidance is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted the requirements of the new standard on January 1, 2020 and there was no material impact on the Company’s consolidated financial statements and notes disclosures.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This update removes certain exceptions and provides additional requirements that simplify the accounting for income taxes. This guidance is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption of the standard is permitted. The Company adopted the requirements of the new standard on January 1, 2020 and there was no material impact on the Company’s consolidated financial statements and notes disclosures.
Recently Issued Accounting Standards
There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements and note disclosures, from those disclosed in the 2019 Form 10-K, that would be expected to impact the Company except for the following:
In March 2020, FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-14 provides optional expedients and exceptions to simplify the accounting for contracts, hedging relationships, and other transactions affected by reference rate reform that meet certain criteria. The standard is applicable to contract modifications and hedging relationships entered into prior to or existing as of December 31, 2022 and allows for elections to be made at different points in time. During the first quarter of 2020, the Company elected to adopt the expedient in 848-50-25-2 to assert probability of the hedged interest transaction regardless of any expected modification in terms related to reference rate reform and applied the expedient in assessing hedge effectiveness without dedesignating the hedging relationship. The Company plans to adopt the remaining expedients as applicable when contracts are modified and will continue to evaluate the timing of adoption and impact on its consolidated financial statements.
2. REVENUE
The Company primarily derives its revenues through the sale or subscription licensing of its platform solutions and services. The following table disaggregates revenue by offering (in thousands):

	Three Months Ended March 31,
	2020	2019
Platform solutions(1)	$140,617	$129,952
Services(2)	13,570	15,539
Total revenue	$154,187	$145,491
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
Contract Balances
The Company had an unbilled receivables balance of $27.4 million and $36.0 million as of March 31, 2020 and December 31, 2019, respectively. The decrease in the unbilled receivables balance was due to the timing of billings. Unbilled receivables are classified as accounts receivable on the consolidated balance sheet. The Company had deferred commissions of $12.9 million and $11.8 million as of March 31, 2020 and December 31, 2019, respectively. The Company had a deferred contract asset balance of $13.6 million and $5.8 million as of March 31, 2020 and December 31, 2019, respectively. Short-term and long-term deferred commissions and deferred contract assets are classified as prepaid expenses and other current assets and other assets on the consolidated balance sheet, respectively.
The Company had a deferred revenue balance of $17.7 million and $13.7 million, which is presented net of certain contract assets of $13.0 million and $11.4 million, as of March 31, 2020 and December 31, 2019, respectively. Revenue recognized during the three months ended March 31, 2020 that was included in the deferred revenue balance at the beginning of the year was $7.5 million.

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

The following table reconciles the weighted average shares outstanding for basic and diluted EPS for the periods indicated (in thousands, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Basic
Numerator:
Net loss	$(1,683)	$(8,323)
Undistributed earnings allocated to participating securities	—	—
Net loss attributable to common stockholders—basic	$(1,683)	$(8,323)
Denominator:
Weighted average shares used in computing net loss per share attributable to common stockholders—basic	149,183	147,774
Net loss per share attributable to common stockholders—basic	$(0.01)	$(0.06)
Diluted
Numerator:
Net loss attributable to common stockholders—diluted	$(1,683)	$(8,323)
Denominator:
Number of shares used for basic EPS computation	149,183	147,774
Effect of dilutive securities	—	—
Weighted average shares used in computing net loss per share attributable to common stockholders—diluted	149,183	147,774
Net loss per share attributable to common stockholders—diluted	$(0.01)	$(0.06)

The computation of diluted EPS does not include certain awards, on a weighted average basis, because their inclusion would have an anti-dilutive effect on EPS. The awards excluded because of their anti-dilutive effect are as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Awards excluded from the computation of diluted net loss per share because their inclusion would have been anti-dilutive	—	10

4. LEASES
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
Finance lease right-of-use assets of $13.9 million are included in property, equipment, and capitalized software, net on the consolidated balance sheet.

The following table presents components of lease expense for the three months ended March 31, 2020 and March 31, 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Finance lease cost
Amortization of right-of-use assets	$492	$550
Interest on lease liabilities	107	134
Operating lease cost	2,718	2,111
Variable lease cost	403	494
Sublease income	(131)	(317)
Total lease cost	$3,589	$2,972

Supplemental cash flow information related to leases for the three months ended March 31, 2020 and March 31, 2019 are as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$2,492	$3,573
Operating cash flows for financing leases	107	134
Financing cash flows for financing leases	631	672
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$—	$2,990

Supplemental balance sheet information related to leases as of March 31, 2020 and December 31, 2019 are as follows:

	March 31, 2020	December 31, 2019
Weighted average remaining lease term:
Operating leases	5 years	5 years
Financing leases	8 years	8 years
Weighted average discount rate:
Operating leases	4.8%	4.7%
Financing leases	2.9%	3.0%

5. DEBT
On April 2, 2018, the Company entered into a credit agreement (the “2018 Credit Agreement”) with a group of lenders and Morgan Stanley Senior Funding, Inc. (“MSSF”), as administrative agent, providing for (i) a term loan B facility with the Company as borrower in a total principal amount of $980.0 million (the “2018 Term Facility”); and (ii) a revolving credit facility with the Company as borrower in a total principal amount of up to $100.0 million (the “2018 Revolving Facility” and, together with the 2018 Term Facility, the “2018 Credit Facilities”). The 2018 Revolving Facility will terminate on April 2, 2023 and the 2018 Term Facility will mature on April 2, 2025. As of March 31, 2020, the Company maintained a letter of credit of $1.0 million. On March 16, 2020, the Company utilized an existing revolving facility to borrow $99.0 million on its 2018 Revolving Facility. Although the Company does not have any immediate need for additional liquidity, this proactive drawdown was taken to increase its financial flexibility, including to ensure the availability of sufficient capital to deploy opportunistically from time to time, in light of unprecedented conditions due to the COVID-19 outbreak.
On February 11, 2020, the Company executed an amendment to the 2018 Credit Agreement to reprice the applicable interest rate margins on the 2018 Credit Facilities, resulting in a decrease to the applicable interest rate margin by 50 basis points to 3.00% with an additional 25 basis point reduction upon achievement of a defined senior secured net leverage ratio. Other material provisions under the 2018 Credit Agreement, including covenants, the maturity date of April 2, 2025, with respect to the 2018 Term Facility, and April 2, 2023, with respect to the 2018 Revolving Facility, and amount of debt available to the Company, remained unchanged by the repricing amendment.

At the option of the Company, the loans outstanding under the 2018 Term Facility will bear interest either at: (i) Adjusted LIBOR plus an applicable rate of 3.00% or (ii) the Alternate Base Rate (“ABR”) plus an applicable margin. The Company may elect interest periods of one, two, three or six months for Adjusted LIBOR borrowings. As set forth in the 2018 Credit Agreement, the ABR is the higher of: (i) the rate that MSSF as administrative agent announces from time to time as its prime or base commercial lending rate, as in effect from time to time, (ii) the Federal Funds Effective Rate plus ½ of 1.0% and (iii) one-month Adjusted LIBOR plus 1.0%.
The following table discloses the outstanding debt at each balance date as follows (in thousands):

	March 31, 2020	December 31, 2019
2018 Term Facility(1)	$891,439	$893,737
2018 Revolving Facility	99,000	—
Total Credit Facilities	990,439	893,737
Less: current portion	9,800	9,800
Non-current Credit Facilities	$980,639	$883,937
______________________________________

(1)
The 2018 Term Facility is presented net of unamortized deferred financing fees and original issue discount (“OID”) of $23.9 million and $24.0 million as of March 31, 2020 and December 31, 2019, respectively.

The Company and its Restricted Subsidiaries (as defined in the 2018 Credit Agreement) are subject to certain affirmative and negative covenants under the 2018 Credit Agreement, and the 2018 Credit Agreement includes certain customary representations and warranties of the Company. As of March 31, 2020, the Company is in compliance with the covenants under the 2018 Credit Agreement.
6. FAIR VALUE MEASUREMENTS
The following table presents the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$42,063	$—	$—	$42,063
Other current liabilities:
Interest rate swaps	—	(16,949)	—	(16,949)
Contingent consideration	—	—	(3,828)	(3,828)
Other liabilities
Interest rate swaps	—	(57,950)	—	(57,950)
Contingent consideration	—	—	(13,071)	(13,071)
Total	$42,063	$(74,899)	$(16,899)	$(49,735)
The following table presents the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$41,933	$—	$—	$41,933
Other current liabilities:
Interest rate swaps	—	(8,354)	—	(8,354)
Contingent consideration	—	—	(3,719)	(3,719)
Other liabilities:
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
The following table presents financial instruments measured at fair value using unobservable inputs (Level 3) (in thousands):

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	March 31, 2020	December 31, 2019
Balance, beginning of period	$(16,790)	$(31,824)
Fair value adjustment(1)	17	532
Accretion expense (recognized in general and administrative expenses)	(126)	(647)
Settlement of liability	—	15,149
Total	$(16,899)	$(16,790)
______________________________________

(1)
During 2019, the Company recognized an adjustment of $0.8 million in general and administrative expenses related to the change in fair value of contingent consideration, partially offset by an adjustment of $0.3 million recognized in goodwill, which was a purchase accounting adjustment attributable to the ABILITY Acquisition.

2018 Credit Facilities
The Company records debt on the balance sheet at carrying value. The estimated fair value of the Company’s debt is determined based on Level 2 inputs including current market rates for similar types of borrowings. The following table presents the carrying value and fair value of the Company’s debt (including the current portion thereof) as of March 31, 2020 (in thousands):

March 31, 2020
Carrying value	$990,439
Fair value	$903,158

Interest Rate Swaps
In connection with the 2018 Credit Agreement, the Company entered into four interest rate swaps during the second quarter of 2018, each of which mature in March 2025, to mitigate the risk of a rise in interest rates. These interest rate swaps mitigate the exposure on the variable component of interest on the Company’s 2018 Credit Facility. The interest rate swaps fix the LIBOR component of interest on $700.0 million of the 2018 Term Facility at a weighted average rate of approximately 2.8%. See “Note 5—Debt” for additional information. These interest rate swaps are designated as cash flow hedges and are deemed highly effective under ASC 815, Derivatives and Hedging. During the first quarter of 2020, the Company elected to adopt the expedient in 848-50-25-2 to assert probability of the hedged interest transaction regardless of any expected modification in terms related to reference rate reform.
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
The following table presents the fair value of interest rate swaps on the balance sheet as of March 31, 2020 (in thousands):

	Liability Derivative
	Balance Sheet Location	Fair Value
Interest rate swap contract	Other current liabilities	$(16,949)
Interest rate swap contract	Other liabilities	$(57,950)

The following table presents the fair value of interest rate swaps on the balance sheet as of December 31, 2019 (in thousands):

	Liability Derivative
	Balance Sheet Location	Fair Value
Interest rate swap contract	Other current liabilities	$(8,354)
Interest rate swap contract	Other liabilities	$(30,957)

The following table presents the location and amount of gains and losses on interest rate swaps included in other comprehensive income (“OCI”) and the statement of operations for the three and three months ended March 31, 2020 and 2019 (in thousands):

Three Months Ended March 31, 2020	Gain (Loss) recognized in OCI	Statement of Operations Location	(Gain) Loss reclassified from OCI
Interest rate swap contract	$(37,715)	Interest expense	$2,127

Three Months Ended March 31, 2019	Gain (Loss) recognized in OCI	Statement of Operations Location	(Gain) Loss reclassified from OCI
Interest rate swap contract	$(12,408)	Interest expense	$529

The net amount of accumulated other comprehensive loss expected to be reclassified to interest expense in the next 12 months is $17.4 million.
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
There have been no significant or material developments to current legal proceedings, including the estimated effects on the Company’s consolidated financial statements and note disclosures, subsequent to the disclosure previously provided in Note 11 of the Notes to the Consolidated Financial Statements in the 2019 Form 10-K.
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission (the “SEC”) on February 20, 2019 (the “2019 Form 10-K”). Unless we otherwise indicate or the context requires, references to the “Company,” “Inovalon,” “we,” “our,” and “us” refer to Inovalon Holdings, Inc. and its consolidated subsidiaries.
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

•
the effects and potential effects of the COVID-19 pandemic on our business, cash flow, liquidity and results of operations due to, among other things, effects on the economy generally and on our customers, including:

•
the possible effects of significant rising unemployment, the inability of consumers to timely pay our customers and the resulting potential inability of our customers to pay the fees under our contracts on time or in full;

•	the delay in the contracting for services by our customers as a result of the COVID-19 pandemic;

•	potential other delays in the sales cycle for new customers and products; and

•	other unforeseen impacts on our customers and potential customers and on our employees that could have a negative impact on us; and

•	the timing and size of business realignment and restructuring charges.
Forward-looking statements are only current predictions and are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from those anticipated by such statements. These factors include, among other factors, those set forth in our 2019 Form 10-K, under the heading Part I, Item 1A, “Risk Factors.”
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
Overview
We are a leading provider of cloud-based platforms empowering data-driven healthcare. Through the Inovalon ONE® Platform, Inovalon brings to the marketplace a national-scale capability to interconnect with the healthcare ecosystem, aggregate and analyze data in real-time, and empower the application of resulting insights to drive meaningful impact at the point of care. Leveraging its Platform, unparalleled proprietary datasets, and industry-leading subject matter expertise, Inovalon enables better care, efficiency, and financial performance across the healthcare ecosystem. From health plans and provider organizations, to pharmaceutical, medical device, and diagnostics companies, Inovalon’s unique achievement of value is delivered through the effective progression of “Turning Data into Insight, and Insight into Action®.” Supporting thousands of clients, including 24 of the top 25 U.S. health plans, 22 of the top 25 global pharma companies, 19 of the top 25 U.S. healthcare provider systems, and many of the leading pharmacy organizations, device manufacturers, and other healthcare industry constituents, Inovalon’s technology platforms and analytics are informed by data pertaining to more than 994,000 physicians, 558,000 clinical facilities, 315 million Americans, and 55 billion medical events.
We generate the substantial majority of our revenue through the sale or subscription licensing of our platform solutions, as well as revenue from related arrangements for advisory, implementation, and support services.
Recent Developments
COVID-19
The recent outbreak of the novel coronavirus disease (“COVID-19”), was labeled a global pandemic by the World Health Organization in March 2020 and has led to material and adverse impacts on the U.S. and global economies and created widespread uncertainty. In response COVID-19, in the first quarter of 2020, we implemented our “Pandemic Plan,” which included transitioning our workforce to a remote working model and performing drills to ensure the preparedness of our workforce. As of the date of this Quarterly Report, we have not experienced significant disruption in our operations as a result of the COVID-19 pandemic and are conducting business with modifications to employee travel and employee work locations, among other modifications. In response to the pandemic and changes in telehealth-related and other policies and guidelines from the U.S. government, we launched data-driven and analytically informed telehealth capabilities within a number of our platform offerings in the first quarter of 2020. However, also as a result of the COVID-19 pandemic during the first quarter of 2020, we experienced a degree of softness with respect to certain of our services businesses and legacy offerings which is expected to continue through the second quarter of 2020 and begin resolving thereafter. We believe this softness is temporary and represents demand delays (not demand loss). Although we expect these businesses and offerings to experience a degree of “catch-up” following the COVID-19 impact period, we can provide no assurance that these demand delays will begin to resolve after the second quarter, nor can we provide any assurance that the demand delays will not result in permanent demand loss, or as to the timing of the peak of the pandemic and the ultimate impact of the pandemic on the U.S. and global economy and on our business. In addition, the COVID-19 impact has had and is likely to continue to have adverse effects on our clients, suppliers and third-party business partners. We expect that the effect of the COVID-19 pandemic will not be fully reflected in our results of operations and overall financial performance until future periods.
The extent to which COVID-19 impacts our business, operations, and financial results, including the duration and magnitude of such impact, will depend on numerous factors that the company may not be able to accurately predict, including those discussed in Part II Item 1A. Risk Factors. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, clients, partners, and stockholders.
Quarterly Key Metrics
We review certain metrics quarterly, including the key metrics shown in the table below. We believe the key metrics illustrated in the table below are indicative of our overall level of analytical activity and our underlying growth in the business.

	March 31,
	2020	2019
	(in thousands)
MORE[2] Registry® dataset metrics(1)
Unique patient count(2)	315,610	271,486
Medical event count(3)	55,092,985	44,663,819
Trailing twelve-month Patient Analytics Months (PAM)(1)(4)	68,531,751	51,768,491
____________________________________

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

Trends and Factors Affecting Our Future Performance
A number of factors influence our growth and performance. We see many of these factors as being more quantitatively driven, such as the rate of growth of the underlying data counts within our datasets, the ongoing investment in innovation, and our revenue mix of subscription-based platform offerings. Additionally, there are several factors that influence our growth and performance that are less quantitatively driven, including seasonality, macro-economic forces, including as a result of the COVID-19 pandemic, and trends within healthcare (such as payment models, incentivization, and regulatory oversight) that can be driven by changes in federal and state laws and regulations, as well as private sector market forces.
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

	Three Months Ended March 31,
	2020	2019
Investment in Innovation:
Research and development(1)	$7,104	$8,201
Capitalized software development(2)	10,432	7,907
Research and development infrastructure investments(3)	—	1,170
Total investment in innovation	$17,536	$17,278
As a percentage of revenue
Research and development(1)	4%	6%
Capitalized software development(2)	7%	5%
Research and development infrastructure investments(3)	—%	1%
Total investment in innovation	11%	12%
_______________________________________

(1)	Research and development primarily includes employee costs related to the development and enhancement of our service offerings.

(2)	Capitalized software development includes capitalized costs incurred to develop and enhance functionality for our platform solutions.

(3)	Research and development infrastructure investments include strategic capital expenditures related to hardware and software platforms under development or enhancement.
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
Regulatory, Economic and Industry Trends.    Our clients are affected, sometimes directly and sometimes counter-intuitively, by macro-economic trends such as economic growth (or economic recession), including as a result of the COVID-19 pandemic, inflation, and unemployment. Further, industry trends in federal and state laws and regulations, as well as emerging trends in private sector payment models, affect our clients’ businesses and their need for technologies and services to support these challenges. These factors have various effects on our business, and on occasion have resulted in the slowing or cessation of the decision-making process by clients adopting our technologies and services. On the other hand, changes in macro-economic trends and the industry landscape have accelerated the need for our technologies and services from time-to-time, particularly as regulators introduce complex requirements with which our clients must comply.
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
Critical accounting policies are those policies that affect our more significant judgments and estimates used in the preparation of our unaudited consolidated financial statements. For a more detailed discussion of our critical accounting policies, please refer to our 2019 Form 10-K.
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
During the first quarter of 2020, we experienced a degree of softness with respect to certain of our services businesses and legacy offerings which is expected to continue through the second quarter of 2020 and begin resolving thereafter. We believe this softness is temporary and represents demand delays (not demand loss). Although we expect these businesses and offerings to experience a degree of “catch-up” following the COVID-19 impact period, we can provide no assurance that these demand delays will begin to resolve after the second quarter, nor can we provide any assurance that the demand delays will not result in permanent demand loss, or as to the timing of the peak of the pandemic and the ultimate impact of the pandemic on the U.S. and global economy and on our business.
Cost of Revenue
Cost of revenue consists primarily of expenses for employees who provide direct contractual services to our clients, including salaries, benefits, discretionary incentive compensation, employment taxes, severance, and equity compensation costs. Cost of revenue also includes expenses associated with the integration, and verification of data and other service costs incurred to fulfill our revenue contracts. Cost of revenue does not include allocated amounts for occupancy expense and depreciation and amortization. Many of the elements of our cost of revenue are relatively variable and semi-variable and can be reduced in the near-term to help offset any decline in our revenue.
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
Research and Development
Research and development expense (one component of our investment in innovation) consists primarily of employee-related expenses, including salaries, benefits, discretionary incentive compensation, employment taxes, severance, and equity compensation costs for our software developers, engineers, analysts, project managers, and other employees engaged in the development and enhancement of our service offerings. Research and development expense also include certain third-party consulting fees. Our research and development expense excludes any allocation of occupancy expense and depreciation and amortization.
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
Interest Expense
Interest expense represents interest incurred on our 2018 Credit Facility (as defined below, under the heading Liquidity and Capital Resources—Debt) and related interest rate swaps.
We expect our interest expense to increase in connection with the debt commitment discussed in “Note 5—Debt” and to fluctuate in proportion to our outstanding principal balance under the 2018 Credit Facilities (as defined below, under the heading Liquidity and Capital Resources—Debt) and the prevailing London Interbank Offer Rate (“LIBOR”) interest rate. We expect this increase to be partially offset by the decrease in the effective interest rate as a result of the repricing of our 2018 Credit Facility.
Provision for (Benefit from) Income Taxes
Provision for income taxes consists of federal and state income taxes in the United States and foreign income taxes from the territory of Puerto Rico, including deferred income taxes reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and excess tax benefits or deficiencies derived from exercises of stock options and vesting of restricted stock.
Our effective tax rate has decreased due to the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) which was signed into law on March 27, 2020 and includes modifications to the limitation on business interest expense and net operating loss provisions. We realized tax benefits related to several provisions of the CARES Act which favorably impacted our effective tax rate in the first quarter of 2020. Additionally, our effective tax rate may fluctuate in the future due to changes in pre-tax book income, the impact of future tax law changes, and recognition of excess tax benefits or deficiencies associated with stock-based compensation transactions.

RESULTS OF OPERATIONS
The following table sets forth our consolidated statement of operations data for each of the periods presented (in thousands, except percentages):

	Three Months Ended March 31,		Change from 2019 to 2020
	2020	2019	$	%
Revenue	$154,187	$145,491	$8,696	6%
Expenses:
Cost of revenue(1)	41,043	37,203	3,840	10%
Sales and marketing(1)	15,159	13,526	1,633	12%
Research and development(1)	7,104	8,201	(1,097)	(13)%
General and administrative(1)	53,883	53,623	260	—%
Depreciation and amortization	27,934	27,047	887	3%
Total operating expenses	145,123	139,600	5,523	4%
Income from operations	9,064	5,891	3,173	54%
Other income and (expenses):
Interest income	290	610	(320)	(52)%
Interest expense	(14,560)	(16,542)	1,982	(12)%
Other expense, net	(22)	(11)	(11)	100%
Loss before taxes	(5,228)	(10,052)	4,824	(48)%
Benefit from income taxes	(3,545)	(1,729)	(1,816)	105%
Net loss	$(1,683)	$(8,323)	$6,640	80%
________________________________________________

(1)	Includes stock-based compensation expense as follows:
	Cost of revenue	$165	$77	$88	114%
	Sales and marketing	620	300	320	107%
	Research and development	453	370	83	22%
	General and administrative	6,018	4,492	1,526	34%
	Total stock-based compensation expense	$7,256	$5,239	$2,017	38%
* Asterisk denotes not meaningful.

The following table sets forth our consolidated statement of operations data for each of the periods presented as a percentage of revenue:

	Three Months Ended March 31,
	2020	2019
Revenue	100%	100%
Expenses:
Cost of revenue	27%	26%
Sales and marketing	10%	9%
Research and development	5%	6%
General and administrative	35%	37%
Depreciation and amortization	18%	19%
Total operating expenses	95%	97%
Income from operations	5%	3%
Other income and (expenses):
Interest income	*%	*%
Interest expense	(9)%	(11)%
Other expense, net	*%	*%
Loss before taxes	(4)%	(8)%
Benefit from income taxes	(2)%	(1)%
Net loss	(2)%	(7)%
* Asterisk denotes not meaningful.
Comparison of the Three Months Ended March 31, 2020 and 2019
Revenue
Revenue for the three months ended March 31, 2020 was $154.2 million, an increase of $8.7 million, or 6%, compared with revenue of $145.5 million for the three months ended March 31, 2019. This increase was primarily attributable to an increase of $10.4 million in revenue contributed from new clients signed resulting from continued adoption of subscription-based platform offerings including cloud-based SaaS solutions enabled by the Inovalon ONE® Platform, which was partially offset by a decrease of $1.7 million in revenue from existing clients partially due to decreases related to certain services and legacy platform offerings resulting from COVID-19.
Cost of Revenue
During the three months ended March 31, 2020, cost of revenue increased by $3.8 million, or 10%, compared with the three months ended March 31, 2019. The increase in cost of revenue was primarily attributable to an increase in employee-related expense of $2.1 million and an increase in professional third-party costs of $1.7 million. Cost of revenue as a percentage of revenue was 27% and 26% for the three months ended March 31, 2020 and 2019, respectively.
Sales and Marketing
During the three months ended March 31, 2020, sales and marketing expense increased by $1.6 million, or 12%, compared with the three months ended March 31, 2019. The increase was primarily attributable to an increase in employee-related expense of $1.5 million. Sales and marketing expense as a percentage of revenue was 10% and 9% for the three months ended March 31, 2020 and 2019, respectively.
Research and Development
During the three months ended March 31, 2020, research and development expense decreased by $1.1 million, or 13%, compared with the three months ended March 31, 2019. The decrease was primarily attributable to a decrease in employee-related expense of $1.7 million and a decrease in integration costs of $0.7 million, which was partially offset by an increase in professional third-party costs of $1.2 million.
General and Administrative
During the three months ended March 31, 2020, general and administrative expenses increased by $0.3 million, flat compared with the three months ended March 31, 2019. The increase was primarily attributable to an increase in employee-related expense of $1.8 million and an increase in stock-based compensation of $1.5 million, which was partially offset by a decrease in transaction and integration costs of $2.2 million and a decrease in professional third-party costs of $0.5 million. General and administrative expense as a percentage of revenue was 35% and 37% for the three months ended March 31, 2020 and 2019, respectively.
Interest Expense
During the three months ended March 31, 2020, interest expense decreased by $2.0 million, compared with the three months ended March 31, 2019. The decrease in interest expense was primarily attributable to the repricing of our 2018 Credit Facility (as defined below, under the heading Liquidity and Capital Resources—Debt) which resulted in a decrease to the applicable interest rate margin by 0.005 basis points to 3.00%.
Benefit from Income Taxes
During the three months ended March 31, 2020, the benefit from income taxes was $3.5 million compared to $1.7 million for the three months ended March 31, 2019. Our effective tax rate for the three months ended March 31, 2020 was approximately 67.8%, compared with approximately 17.2% for the three months ended March 31, 2019. The change in our effective tax rate is primarily due to the impact of several provisions of the CARES Act which includes modifications to the limitation on business interest expense and net operating loss provisions, resulting in the recognition of a benefit in the current quarter.
Liquidity and Capital Resources
Sources of Liquidity
Our principal sources of liquidity have been cash generated by operating activities and proceeds from our 2018 Credit Facilities. Our cash generated from such means has been sufficient to fund our growth, including our capital expenditures. On March 16, 2020, we utilized an existing revolving facility to borrow $99.0 million on our 2018 Revolving Facility, the maximum amount remaining available under our 2018 Revolving Facility. Although we do not have any immediate need for additional liquidity, this proactive drawdown was taken to increase our financial flexibility, including to ensure the availability of sufficient capital to deploy opportunistically from time to time, in light of unprecedented conditions due to the COVID-19 outbreak.
As of March 31, 2020, our cash and cash equivalents totaled $182.9 million, compared with $93.1 million of cash and cash equivalents as of December 31, 2019. We believe our current cash, cash equivalents, expected cash generated by operating activities are sufficient to fund our operations, finance our strategic initiatives, and fund our investment in innovation and new service offerings, for the foreseeable future. There can be no assurance that we will continue to generate cash flows at or above current levels.
Debt
On April 2, 2018, we entered into a credit agreement (the “2018 Credit Agreement”) with a group of lenders and Morgan Stanley Senior Funding, Inc., as administrative agent, to provide a secured credit facility which is comprised of: (i) a term loan B facility with us as borrower in a total principal amount of $980.0 million (the “2018 Term Facility”); and (ii) a revolving credit facility with us as borrower in a total principal amount of up to $100.0 million (the “2018 Revolving Facility” together with the 2018 Term Facility, the “2018 Credit Facilities”). On February 11, 2020, we executed an amendment to the 2018 Credit Agreement to reprice the applicable interest rate margins on the 2018 Credit Facilities by 50 basis points to 3.00% with an additional 25 basis point reduction upon achievement of a defined senior secured net leverage ratio. As discussed above under “—Sources of Liquidity,” on March 16, 2020, we utilized an existing revolving facility to borrow $99.0 million on our 2018 Revolving Facility. In addition, as of March 31, 2020, we maintained a letter of credit of $1.0 million. See “Note 5—Debt” in the Notes to our unaudited consolidated financial statements included under Part I, Item 1 within this Quarterly Report on Form 10-Q for additional information.
As of March 31, 2020, we had outstanding indebtedness under the 2018 Term Facility and finance lease liabilities of $990.4 million and $14.2 million, respectively. As of December 31, 2019, we had outstanding indebtedness under the 2018 Term Facility and finance lease liabilities of $893.7 million and $14.8 million, respectively. The 2018 Term Facility has a seven-year term and is an amortizing facility with quarterly principal payments and monthly interest payments. Scheduled principal payments totaling $2.5 million and scheduled interest payments totaling $13.1 million were paid during the three months ended March 31, 2020. As of March 31, 2020, we were in compliance with the covenants under the 2018 Credit Agreement.
Cash Flows
Operating Cash Flow Activities
Cash provided by operating activities during the three months ended March 31, 2020 was $14.1 million, representing a decrease of $0.7 million compared with the three months ended March 31, 2019. The decrease in cash provided by operating activities was primarily driven by changes in working capital. The working capital changes were primarily attributable to improved collections, which were partially offset by employee-related compensation payments during the three months ended March 31, 2020. Contributing to cash provided by operations were increased earnings and decreased cash paid for interest due to our debt repricing.

Investing Cash Flow Activities
Cash used in investing activities during the three months ended March 31, 2020 was $16.5 million compared with $6.3 million during the three months ended March 31, 2019. The change in cash used in investing activities was primarily driven by a decrease in sales and maturities of short-term investments of $5.2 million and an increase in capital expenditures of $5.1 million.
We make investments in innovation, including research and development expense, capital software development costs, and research and development infrastructure investments, on a recurring basis.
Financing Cash Flow Activities
Cash provided by financing activities during the three months ended March 31, 2020 was $92.2 million, compared with cash used in financing activities of $4.2 million during the three months ended March 31, 2019. The change in cash from financing activities was primarily due to the proceeds from the drawdown on our 2018 Revolving Facility, net of issuance costs.
Contractual Obligations
During the three months ended March 31, 2020, there have been no material changes, outside of the ordinary course of business, in our contractual obligations previously disclosed under the caption “Contractual Obligations” in our 2019 Form 10-K.
Off-Balance Sheet Arrangements
As of March 31, 2020, we did not have any off-balance sheet arrangements.
Recently Issued Accounting Standards
Recently issued accounting standards and their expected impact, if any, are discussed in “Note 1—Basis of Presentation”, in the notes to our unaudited consolidated financial statements, included under Item 1 within this Quarterly Report on Form 10-Q and in “Note 2—Summary of Significant Accounting Policies,” in the notes to our consolidated financial statements, included under Item 15 within our 2019 Form 10-K.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Market risk includes risks that arise from changes in interest rates, equity prices and other market changes that affect market sensitive instruments. Our primary market risk exposure is related to changes in interest rates on our variable rate debt.
Variable Rate Debt Risk.    Our variable rate debt includes our 2018 Term Loan Facility and our 2018 Revolving Credit Facility. As of March 31, 2020, we had $1.0 billion of outstanding principal indebtedness under our 2018 Term Loan Facility at an effective interest rate of 3.75%. As a result, if market interest rates were to increase by 1.0%, or 100 basis points, interest expense would decrease future earnings and cash flows, net of estimated tax benefits, by approximately $6.9 million annually, assuming that we do not enter into contractual hedging arrangements.
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
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that, as of March 31, 2020, our disclosure controls and procedures were designed at a reasonable assurance level to ensure that material information relating to Inovalon Holdings, Inc., including its consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and that our disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. In response to the COVID-19 pandemic, management has promoted social distancing and implemented work-from-home policies while maintaining historical internal control policies and procedures. These changes have not materially affected the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings
See “Note 7—Commitments and Contingencies” in the Notes to our unaudited consolidated financial statements included under Part I, Item 1 within this Quarterly Report on Form 10-Q.
Item 1A.    Risk Factors
For a discussion of potential risks and uncertainties related to our Company see the information in Part I, Item 1A (“Risk Factors”) of our 2019 Form 10-K for the year ended December 31, 2019. There have been no material changes to the risk factors previously disclosed in our 2019 Form 10-K other than the following:
Our business may be negatively affected by the ongoing COVID-19 pandemic and any future outbreaks of disease.
Our business, financial position, results of operations or cash flows may be affected by the ongoing global COVID-19 pandemic and the resulting volatility and uncertainty it has caused, and is likely to continue to cause, in the U.S. and international markets, including as a result of prolonged economic downturn or recession. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic and recommended containment and mitigation measures worldwide. As a result, national, state and local authorities have recommended social distancing and imposed or are considering quarantine, shelter-in-place, curfew and similar isolation measures, including government orders and other restrictions on the conduct of business operations, which has resulted in significant unemployment levels, decreased productivity, decreases in certain non-COVID-19 healthcare activities and healthcare utilization. Such measures have had, and are likely to continue to have, adverse impacts on the U.S. economy of uncertain severity and duration and may negatively impact our ongoing operations, including our revenue and cash flow.
As a result of the ongoing COVID-19 pandemic, we have transitioned our workforce to a remote working model, which may result in us experiencing lower work efficiency and productivity, which in turn may adversely affect our business. As our employees and our business partners’ employees work from home and access our systems remotely, we may be subject to heightened security and privacy risks, including the risks of cyberattacks and privacy incidents. Furthermore, the pandemic has caused and is expected to continue to cause significant disruption of global financial markets, which may reduce or impair our ability to access capital (or access capital on terms that would be consistent with our expectations).
Our market opportunity estimates and growth forecasts are subject to increased uncertainty and are based on assumptions and estimates regarding, among other things, the length and ultimate impacts of the COVID-19 pandemic, that may not prove to be accurate. For example, during the first quarter of 2020, we experienced demand delays with respect to certain of our services businesses and legacy platform offerings. We believe these demand delays are a result of the impact of the COVID-19 pandemic and do not reflect permanent demand loss, however we can provide no assurance with respect to the length or degree of such delays, or that demand will return to historical levels in the post COVID-19 period. In addition, while the COVID-19 outbreak may provide us with new business opportunities, including telehealth product offerings, we may experience regulatory compliance, technology, staffing, and related business development risks associated with any new business opportunities if clients request, and we attempt to offer, these products and solutions on an expedited basis in support of COVID-19 efforts. Further, we may be unable to meet evolving demands of our clients by introducing new high-quality services or modifying our services to meet changing demands, and our services may become less attractive than services offered by our competitors, any of which may lead to loss of clients.
Any of the foregoing risks, or other unforeseen risks, may also adversely affect the businesses of our clients, suppliers or third-party business partners and vendors, which may in turn have a material adverse effect on our ability to conduct our business. For example, we may be unable to secure adequate personnel, obtain services, goods, technology, and intellectual property rights owned or controlled by third parties, and our clients may be unable to make payments on their contracts, in each case on the timelines expected or at all. Due to the uncertain and rapidly evolving nature of current conditions in the United States and around the world, we cannot reasonably estimate the length or severity of the COVID-19 pandemic or the related response, including the length of time it may take for normal economic and operating conditions to resume or the extent to which the disruption may materially and adversely impact our business, financial position, results of operations or cash flows.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Use of Proceeds from Registered Securities
None.
Purchases of Equity Securities by the Issuer or Affiliated Purchasers

The following table presents a summary of share repurchases made by the Company during the quarter ended March 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or approximate dollar value) that May Yet be Purchased under the Plans or Programs
January 1 – January 31	—	$—	—	$—
February 1 – February 29	—	—	—	—
March 1 – March 31(1)	43,233	20.29	43,233	—
Total	43,233	$20.29	43,233	$—
_______________________________________

(1)
On March 3, 2020, we directed the administrator of the Company's Employee Stock Purchase Plan (“ESPP”) to purchase 43,233 shares of Class A common stock in the open market for a total of approximately $0.9 million, for issuance to the ESPP participants at a discounted price of $16.56 per share. The Company may, in its discretion, based on market conditions, relative transaction costs and the Company's need for additional capital, continue to instruct the plan administrator to make semi-annual open market purchases of Class A common stock for ESPP participants to coincide with the ESPP's designated semi-annual purchase dates.

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

Date: April 29, 2020	INOVALON HOLDINGS, INC.
	By:	/s/ KEITH R. DUNLEAVY, M.D.
Keith R. Dunleavy, M.D. Chief Executive Officer & Chairman (Principal Executive Officer)

	By:	/s/ JONATHAN R. BOLDT
Jonathan R. Boldt Chief Financial Officer (Principal Financial Officer)