Form 10-Q
period 2020-06-30
Inovalon Holdings, Inc.
filed 2020-07-29
CIK 1619954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2020
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-36841
_______________________________________________________
Inovalon Holdings, Inc.
(Exact name of registrant as specified in its charter)
_______________________________________________________

Delaware		47-1830316
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
4321 Collington Road,
Bowie,	Maryland	20716
(Address of principal executive offices)		(Zip Code)
(301) 809-4000
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Ticker Symbol	Name Of Each Exchange On Which Registered
Class A Common Stock, $0.000005 par value per share	INOV	NASDAQ Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of July 17, 2020, the registrant had 76,080,519 shares of Class A common stock outstanding and 79,270,861 shares of Class B common stock outstanding.

INOVALON HOLDINGS, INC.
FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020

PART I—FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
INOVALON HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and par value amounts)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$95,611	$93,094
Accounts receivable (net of allowances of $3,824 at June 30, 2020 and $3,351 at December 31, 2019)	132,279	139,514
Prepaid expenses and other current assets	22,956	20,141
Income tax receivable	7,005	4,488
Total current assets	257,851	257,237
Non-current assets:
Property, equipment and capitalized software, net	159,193	147,741
Operating lease right-of-use assets	32,998	45,053
Goodwill	955,881	955,881
Intangible assets, net	466,060	483,041
Other assets	28,293	19,681
Total assets	$1,900,276	$1,908,634
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$36,168	$34,845
Accrued compensation	28,410	35,135
Other current liabilities	36,911	26,298
Deferred revenue	15,042	13,664
Credit facilities	9,800	9,800
Operating lease liabilities	6,288	8,085
Finance lease liabilities	4,213	2,533
Total current liabilities	136,832	130,360
Non-current liabilities:
Credit facilities, less current portion	880,273	883,937
Operating lease liabilities, less current portion	35,482	49,690
Finance lease liabilities, less current portion	26,715	12,266
Other liabilities	66,576	46,529
Deferred income taxes	82,862	97,693
Total liabilities	1,228,740	1,220,475
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.000005 par value, 900,000,000 shares authorized, zero shares issued and outstanding at each of June 30, 2020 and December 31, 2019, respectively	—	—
Class A common stock, $0.000005 par value, 750,000,000 shares authorized; 90,709,951 shares issued and 76,089,776 shares outstanding at June 30, 2020; 90,327,728 shares issued and 75,707,553 shares outstanding at December 31, 2019	1	1
Class B common stock, $0.000005 par value, 150,000,000 shares authorized; 79,270,861 shares issued and outstanding at June 30, 2020; 79,369,411 shares issued and outstanding at December 31, 2019	—	—
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, zero shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	—	—
Additional paid-in-capital	646,455	636,461
Retained earnings	278,653	278,246
Treasury stock, at cost, 14,620,175 shares at June 30, 2020 and December 31, 2019, respectively	(199,817)	(199,817)
Other comprehensive loss	(53,756)	(26,732)
Total stockholders’ equity	671,536	688,159
Total liabilities and stockholders’ equity	$1,900,276	$1,908,634
See notes to consolidated financial statements.

INOVALON HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per-share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$162,215	$156,977	$316,402	$302,468
Expenses:
Cost of revenue(1)	36,761	41,118	77,804	78,321
Sales and marketing(1)	15,073	14,306	30,232	27,832
Research and development(1)	8,835	7,898	15,939	16,099
General and administrative(1)	55,229	45,694	109,112	99,317
Depreciation and amortization	30,632	27,420	58,566	54,467
Total operating expenses	146,530	136,436	291,653	276,036
Income from operations	15,685	20,541	24,749	26,432
Other income and (expenses):
Interest income	96	664	386	1,274
Interest expense	(14,260)	(16,649)	(28,820)	(33,191)
Other expense, net	(148)	—	(170)	(11)
Income (Loss) before taxes	1,373	4,556	(3,855)	(5,496)
(Benefit from) Provision for income taxes	(652)	18	(4,197)	(1,711)
Net income (loss)	$2,025	$4,538	$342	$(3,785)
Net income (loss) attributable to common stockholders, basic and diluted	$1,964	$4,403	$331	$(3,785)
Net income (loss) per share attributable to common stockholders, basic and diluted:
Basic net income (loss) per share	$0.01	$0.03	$—	$(0.03)
Diluted net income (loss) income per share	$0.01	$0.03	$—	$(0.03)
Weighted average shares of common stock outstanding:
Basic	149,517	148,136	149,350	147,956
Diluted	149,685	148,478	149,521	147,956
________________________________________________

(1)	Includes stock-based compensation expense as follows:
	Cost of revenue	$153	$78	$318	$155
	Sales and marketing	752	339	1,372	639
	Research and development	269	379	722	749
	General and administrative	6,691	1,986	12,709	6,478
	Total stock-based compensation expense	$7,865	$2,782	$15,121	$8,021

See notes to consolidated financial statements.

INOVALON HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$2,025	$4,538	$342	$(3,785)
Other comprehensive income (loss):
Realized losses on cash flow hedges reclassified from accumulated other comprehensive income, net of tax of $(1,293), $(193), $(1,974), and $(363), respectively	2,747	409	4,193	768
Net change in unrealized losses on cash flow hedges, net of tax of $2,623, $5,799, $14,692 and $9,783, respectively	(5,571)	(12,260)	(31,217)	(20,684)
Net change in unrealized gains on available-for-sale investments, net of tax of $0, $(1), $0, and $(6), respectively	—	1	—	12
Comprehensive loss	$(799)	$(7,312)	$(26,682)	$(23,689)
See notes to consolidated financial statements.

INOVALON HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands, except share amounts)

	Issued Class A Common Stock		Issued Class B Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance—January 1, 2020	90,327,728	$1	79,369,411	$—	(14,620,175)	$(199,817)	$636,461	$278,246	$(26,732)	$688,159
Stock-based compensation expense	—	—	—	—	—	—	7,164	—	—	7,164
Exercise of stock options	23,183	—	—	—	—	—	183	—	—	183
Conversion of Class B to Class A common stock	98,550	—	(98,550)	—	—	—	—	—	—	—
Issuance of shares related to restricted stock units and awards, net of forfeitures	574,082	—	—	—	—	—	—	—	—	—
Shares withheld for employee taxes upon conversion of restricted stock	(148,071)	—	—	—	—	—	(2,947)	—	—	(2,947)
Other comprehensive loss	—	—	—	—	—	—	—	—	(24,200)	(24,200)
Adjustment to retained earnings for adoption of ASC 326	—	—	—	—	—	—	—	65	—	65
Net loss	—	—	—	—	—	—	—	(1,683)	—	(1,683)
Balance—March 31, 2020	90,875,472	$1	79,270,861	$—	(14,620,175)	$(199,817)	$640,861	$276,628	$(50,932)	$666,741
Stock-based compensation expense	—	—	—	—	—	—	7,757	—	—	7,757
Exercise of stock options	—	—	—	—	—	—	—	—	—	—
Conversion of Class B to Class A common stock	—	—	—	—	—	—	—	—	—	—
Issuance of shares related to restricted stock units and awards, net of forfeitures	(40,849)	—	—	—	—	—	—	—	—	—
Shares withheld for employee taxes upon conversion of restricted stock	(124,672)	—	—	—	—	—	(2,163)	—	—	(2,163)
Other comprehensive loss	—	—	—	—	—	—	—	—	(2,824)	(2,824)
Net income	—	—	—	—	—	—	—	2,025	—	2,025
Balance—June 30, 2020	90,709,951	$1	79,270,861	$—	(14,620,175)	$(199,817)	$646,455	$278,653	$(53,756)	$671,536

INOVALON HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(Unaudited, in thousands, except share amounts)

	Issued Class A Common Stock		Issued Class B Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance—January 1, 2019	86,679,575	$—	80,608,685	$1	(14,620,175)	$(199,817)	$618,674	$270,471	$(6,740)	$682,589
Stock-based compensation expense	—	—	—	—	—	—	5,163	—	—	5,163
Conversion of Class B to Class A common stock	460,000	—	(460,000)	—	—	—	—	—	—	—
Issuance of shares related to restricted stock units and awards, net of forfeitures	759,409	—	—	—	—	—	—	—	—	—
Shares withheld for employee taxes upon conversion of restricted stock	(82,978)	—	—	—	—	—	(1,086)	—	—	(1,086)
Other comprehensive loss	—	—	—	—	—	—	—	—	(8,054)	(8,054)
Net loss	—	—	—	—	—	—	—	(8,323)	—	(8,323)
Balance—March 31, 2019	87,816,006	$—	80,148,685	$1	(14,620,175)	$(199,817)	$622,751	$262,148	$(14,794)	$670,289
Stock-based compensation expense	—	—	—	—	—	—	2,740	—	—	2,740
Exercise of stock options	85,038	—	139,270	—	—	—	1,817	—	—	1,817
Conversion of Class B to Class A common stock	460	—	(460)	—	—	—	—	—	—	—
Issuance of shares related to restricted stock units and awards, net of forfeitures	753,800	—	—	—	—	—	—	—	—	—
Shares withheld for employee taxes upon conversion of restricted stock	(105,349)	—	—	—	—	—	(1,400)	—	—	(1,400)
Other comprehensive income	—	—	—	—	—	—	—	—	(11,850)	(11,850)
Net income	—	—	—	—	—	—	—	4,538	—	4,538
Balance—June 30, 2019	88,549,955	$—	80,287,495	$1	(14,620,175)	$(199,817)	$625,908	$266,686	$(26,644)	$666,134
See notes to consolidated financial statements.

INOVALON HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$342	$(3,785)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	15,121	8,021
Depreciation	30,766	28,234
Amortization of intangibles	27,800	26,233
Amortization of debt issuance costs and debt discount	2,338	2,155
Deferred income taxes	(2,139)	(1,836)
Change in fair value of contingent consideration	3	517
Other	1,008	1,703
Changes in assets and liabilities:
Accounts receivable	(2,293)	(12,351)
Prepaid expenses and other current assets	(110)	(1,634)
Income taxes receivable	(2,517)	5,239
Other assets	(1,458)	(3,552)
Accounts payable and accrued expenses	3,649	2,432
Accrued compensation	(6,533)	(4,105)
Other current and non-current liabilities	(3,158)	(6,665)
Deferred revenue	472	(694)
Payment for acquisition-related contingent consideration	(160)	—
Net cash provided by operating activities	63,131	39,912
Cash flows from investing activities:
Maturities of short-term investments	—	6,464
Purchases of property and equipment	(12,787)	(8,510)
Investment in capitalized software	(22,677)	(16,776)
Purchase of intangible assets	(10,819)	—
Net cash used in investing activities	(46,283)	(18,822)
Cash flows from financing activities:
Proceeds from credit facility borrowings	99,000	—
Repayment of credit facility borrowings	(103,900)	(4,900)
Payments for debt issuance costs	(1,000)	—
Proceeds from exercise of stock options	183	1,817
Finance lease liabilities paid	(1,331)	(1,262)
Tax payments for equity award issuances	(5,110)	(2,486)
Payment for acquisition-related contingent consideration	(2,173)	—
Net cash used in financing activities	(14,331)	(6,831)
Increase in cash and cash equivalents	2,517	14,259
Cash and cash equivalents, beginning of period	93,094	115,591
Cash and cash equivalents, end of period	$95,611	$129,850
Supplemental cash flow disclosure:
Income taxes paid (received), net	$352	$(5,254)
Interest paid	26,994	31,465
Non-cash transactions:
Accruals for purchases of property and equipment	3,559	893
Accruals for investment in capitalized software	773	1,427
Leasehold improvements paid by lessor	305	—
See notes to consolidated financial statements.

INOVALON HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared by Inovalon Holdings, Inc. (“Inovalon” or the “Company”) in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Rule 10-01 of Regulation S-X. Accordingly, the unaudited consolidated financial statements may not include all of the information and notes required by GAAP for audited financial statements. The year-end December 31, 2019 consolidated balance sheet data included herein was derived from audited financial statements but does not include all disclosures required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of items of a normal and recurring nature, necessary to present fairly the Company’s financial position as of June 30, 2020, the results of operations, comprehensive income (loss), and stockholders’ equity for the three and six-month periods ended June 30, 2020 and 2019 and cash flows for the six month period ended June 30, 2020 and 2019. The results of operations for the three and six month periods ended June 30, 2020 and 2019 are not necessarily indicative of the results to be expected for the full year. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities, and related disclosures, as of the date of the financial statements, and the amounts of revenue and expenses reported during the period. Actual results could differ from estimates. The information contained herein should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”).
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
In March 2020, FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions to simplify the accounting for contracts, hedging relationships, and other transactions affected by reference rate reform that meet certain criteria. The standard is applicable to contract modifications and hedging relationships entered into prior to or existing as of December 31, 2022 and allows for elections to be made at different points in time. During the first quarter of 2020, the Company elected to adopt the guidance in 848-50-25-2 to assert probability of the hedged interest transaction regardless of any expected modification in terms related to reference rate reform and applied the expedient in ASC 848-50-35-17 through 35-18 in assessing hedge effectiveness. The Company plans to adopt the remaining expedients as applicable when contracts are modified and will continue to evaluate the timing of adoption and impact on its consolidated financial statements.
2. REVENUE
The Company primarily derives its revenues through the sale or subscription licensing of its platform solutions and services. The following table disaggregates revenue by offering (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Platform solutions(1)	$147,148	$140,289	$287,765	$270,241
Services(2)	15,067	16,688	28,637	32,227
Total revenue	$162,215	$156,977	$316,402	$302,468
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
Contract Balances
The Company had an unbilled receivables balance of $33.7 million and $36.0 million as of June 30, 2020 and December 31, 2019, respectively. The decrease in the unbilled receivables balance was due to the timing of billings. Unbilled receivables are classified as accounts receivable on the consolidated balance sheet. The Company had deferred commissions of $15.0 million and $11.8 million as of June 30, 2020 and December 31, 2019, respectively. The Company had a deferred contract asset balance of $13.0 million and $5.8 million as of June 30, 2020 and December 31, 2019, respectively. Short-term and long-term deferred commissions and deferred contract assets are classified as prepaid expenses and other current assets and other assets on the consolidated balance sheet, respectively.
The Company had a deferred revenue balance of $15.0 million and $13.7 million, which is presented net of certain contract assets of $8.7 million and $11.4 million, as of June 30, 2020 and December 31, 2019, respectively. Revenue recognized during the three and six months ended June 30, 2020 that was included in the deferred revenue balance at the beginning of the year was $6.9 million and $14.4 million, respectively.

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

The following table reconciles the weighted average shares outstanding for basic and diluted EPS for the periods indicated (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic
Numerator:
Net income (loss)	$2,025	$4,538	$342	$(3,785)
Undistributed earnings allocated to participating securities	(61)	(135)	(11)	—
Net income (loss) attributable to common stockholders—basic	$1,964	$4,403	$331	$(3,785)
Denominator:
Weighted average shares used in computing net income (loss) per share attributable to common stockholders—basic	149,517	148,136	149,350	147,956
Net income (loss) per share attributable to common stockholders—basic	$0.01	$0.03	$—	$(0.03)
Diluted
Numerator:
Net income (loss) attributable to common stockholders—diluted	$1,964	$4,403	$331	$(3,785)
Denominator:
Number of shares used for basic EPS computation	149,517	148,136	149,350	147,956
Effect of dilutive securities	168	342	171	—
Weighted average shares used in computing net income (loss) per share attributable to common stockholders—diluted	149,685	148,478	149,521	147,956
Net income (loss) per share attributable to common stockholders—diluted	$0.01	$0.03	$—	$(0.03)

The computation of diluted EPS does not include certain awards, on a weighted average basis, because their inclusion would have an anti-dilutive effect on EPS. The awards excluded because of their anti-dilutive effect are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Awards excluded from the computation of diluted net income (loss) per share because their inclusion would have been anti-dilutive	—	5	—	5

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
Finance lease right-of-use assets of $24.1 million are included in property, equipment, and capitalized software, net on the consolidated balance sheet.

The following table presents components of lease expense for the three and six months ended June 30, 2020 and June 30, 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Finance lease cost
Amortization of right-of-use assets	$1,261	$491	$1,753	$1,041
Interest on lease liabilities	274	127	381	261
Operating lease cost	2,545	3,502	5,263	5,613
Variable lease cost	373	469	776	963
Sublease income	(213)	(317)	(344)	(634)
Total lease cost	$4,240	$4,272	$7,829	$7,244

Supplemental cash flow information related to leases for the six months ended June 30, 2020 and June 30, 2019 are as follows (in thousands):

	Six Months Ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$5,075	$6,989
Operating cash flows for financing leases	472	260
Financing cash flows for financing leases	1,331	1,262
Right-of-use assets obtained in exchange for lease liabilities[1]:
Operating leases	$(8,017)	$20,800
Finance leases	10,785	20

______________________________________

(1)
During the second quarter of 2020, the Company executed an amendment to an existing lease agreement resulting in the reclassification of certain lease components from an operating lease to a finance lease. As such, the Company recorded an adjustment to reduce the operating lease liability and the corresponding operating lease right-of-use asset and increase the finance lease liability and corresponding finance lease right-of-use asset.

Supplemental balance sheet information related to leases as of June 30, 2020 and December 31, 2019 are as follows:

	June 30, 2020	December 31, 2019
Weighted average remaining lease term:
Operating leases	3 years	5 years
Financing leases	8 years	8 years
Weighted average discount rate:
Operating leases	4.4%	4.7%
Financing leases	3.1%	3.1%

5. DEBT
On April 2, 2018, the Company entered into a credit agreement (the “2018 Credit Agreement”) with a group of lenders and Morgan Stanley Senior Funding, Inc. (“MSSF”), as administrative agent, providing for (i) a term loan B facility with the Company as borrower in a total principal amount of $980.0 million (the “2018 Term Facility”); and (ii) a revolving credit facility with the Company as borrower in a total principal amount of up to $100.0 million (the “2018 Revolving Facility” and, together with the 2018 Term Facility, the “2018 Credit Facilities”). The 2018 Revolving Facility will terminate on April 2, 2023 and the 2018 Term Facility will mature on April 2, 2025. On March 16, 2020, the Company utilized an existing revolving facility to borrow $99.0 million on its 2018 Revolving Facility to ensure the availability of sufficient capital to deploy opportunistically from time to time, in light of unprecedented conditions due to the COVID-19 outbreak. The Company voluntarily repaid the full balance of the 2018 Revolving Facility and remaining interest on June 4, 2020. As of June 30, 2020, the Company had $100.0 million available to it consisting of $99.0 million on the 2018 Revolving Facility and a letter of credit of $1.0 million.

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
The following table discloses the outstanding debt at each balance date as follows (in thousands):

	June 30, 2020	December 31, 2019
2018 Term Facility(1)	$890,073	$893,737
Less: current portion	9,800	9,800
Non-current Credit Facilities	$880,273	$883,937
______________________________________

(1)
The 2018 Term Facility is presented net of unamortized deferred financing fees and original issue discount (“OID”) of $22.8 million and $24.0 million as of June 30, 2020 and December 31, 2019, respectively.

The Company and its Restricted Subsidiaries (as defined in the 2018 Credit Agreement) are subject to certain affirmative and negative covenants under the 2018 Credit Agreement, and the 2018 Credit Agreement includes certain customary representations and warranties of the Company. As of June 30, 2020, the Company is in compliance with the covenants under the 2018 Credit Agreement.
6. FAIR VALUE MEASUREMENTS
The following table presents the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$42,084	$—	$—	$42,084
Other current liabilities:
Interest rate swaps	—	(18,608)	—	(18,608)
Contingent consideration	—	—	(10,636)	(10,636)
Other liabilities:
Interest rate swaps	—	(60,446)	—	(60,446)
Contingent consideration	—	—	(3,824)	(3,824)
Total	$42,084	$(79,054)	$(14,460)	$(51,430)

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
The following table presents financial instruments measured at fair value using unobservable inputs (Level 3) (in thousands):

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	June 30, 2020	December 31, 2019
Balance, beginning of period	$(16,790)	$(31,824)
Fair value adjustment(1)	106	532
Accretion expense (recognized in general and administrative expenses)	(109)	(647)
Settlement of liability	2,333	15,149
Total	$(14,460)	$(16,790)
______________________________________

(1)
During 2019, the Company recognized an adjustment of $0.8 million in general and administrative expenses related to the change in fair value of contingent consideration, partially offset by an adjustment of $0.3 million recognized in goodwill, which was a purchase accounting adjustment attributable to the ABILITY Acquisition.

2018 Credit Facilities
The Company records debt on the balance sheet at carrying value. The estimated fair value of the Company’s debt is determined based on Level 2 inputs including current market rates for similar types of borrowings. The following table presents the carrying value and fair value of the Company’s debt (including the current portion thereof) as of June 30, 2020 (in thousands):

June 30, 2020
Carrying value	$890,073
Fair value	$861,146

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
The following table presents the fair value of interest rate swaps on the balance sheet as of June 30, 2020 (in thousands):

	Liability Derivative
	Balance Sheet Location	Fair Value
Interest rate swap contract	Other current liabilities	$(18,608)
Interest rate swap contract	Other liabilities	$(60,446)

The following table presents the fair value of interest rate swaps on the balance sheet as of December 31, 2019 (in thousands):

	Liability Derivative
	Balance Sheet Location	Fair Value
Interest rate swap contract	Other current liabilities	$(8,354)
Interest rate swap contract	Other liabilities	$(30,957)

The following table presents the location and amount of gains and losses on interest rate swaps included in other comprehensive income (“OCI”) and the statement of operations for the three and six months ended June 30, 2020 and 2019 (in thousands):

Three Months Ended June 30, 2020	Gain (Loss) recognized in OCI	Statement of Operations Location	(Gain) Loss reclassified from OCI
Interest rate swap contract	$(8,194)	Interest expense	$4,040
Six Months Ended June 30, 2020	Gain (Loss) recognized in OCI	Statement of Operations Location	(Gain) Loss reclassified from OCI
Interest rate swap contract	$(45,909)	Interest expense	$6,167

Three Months Ended June 30, 2019	Gain (Loss) recognized in OCI	Statement of Operations Location	(Gain) Loss reclassified from OCI
Interest rate swap contract	$(18,059)	Interest expense	$602
Six Months Ended June 30, 2019	Gain (Loss) recognized in OCI	Statement of Operations Location	(Gain) Loss reclassified from OCI
Interest rate swap contract	$(30,467)	Interest expense	$1,131

The net amount of accumulated other comprehensive loss expected to be reclassified to interest expense in the next 12 months is $18.7 million.
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
Overview
We are a leading provider of cloud-based platforms empowering data-driven healthcare. Through the Inovalon ONE® Platform, Inovalon brings to the marketplace a national-scale capability to interconnect with the healthcare ecosystem, aggregate and analyze data in real-time, and empower the application of resulting insights to drive meaningful impact at the point of care. Leveraging its Platform, unparalleled proprietary datasets, and industry-leading subject matter expertise, Inovalon enables better care, efficiency, and financial performance across the healthcare ecosystem. From health plans and provider organizations, to pharmaceutical, medical device, and diagnostics companies, Inovalon’s unique achievement of value is delivered through the effective progression of “Turning Data into Insight, and Insight into Action®.” Supporting thousands of clients, including 24 of the top 25 U.S. health plans, 22 of the top 25 global pharma companies, 19 of the top 25 U.S. healthcare provider systems, and many of the leading pharmacy organizations, device manufacturers, and other healthcare industry constituents, Inovalon’s technology platforms and analytics are informed by data pertaining to more than one million physicians, 559,000 clinical facilities, 319 million Americans, and nearly 56 billion medical events.
We generate the substantial majority of our revenue through the sale or subscription licensing of our platform solutions, as well as revenue from related arrangements for advisory, implementation, and support services.
COVID-19
The outbreak of the novel coronavirus disease (“COVID-19”) was labeled a global pandemic by the World Health Organization in March 2020 and has led to material and adverse impacts on the U.S. and global economies and created widespread uncertainty. In response to COVID-19, in the first quarter of 2020, we implemented our “Pandemic Plan,” which included transitioning our workforce to a remote working model and performing drills to ensure the preparedness of our workforce. As of the date of this Quarterly Report, we have not experienced significant disruption in our operations as a result of the COVID-19 pandemic, and we are conducting business with modifications to employee travel and employee work locations, among other modifications. In response to the pandemic and changes in telehealth-related and other policies and guidelines from the U.S. government, we launched data-driven and analytically informed telehealth capabilities within a number of our platform offerings in the first quarter of 2020. During the first and second quarters of 2020, certain of our business services and legacy offerings experienced a degree of softness, which we believe is temporary and represents demand delays (not demand loss). Although we expect these businesses and offerings to experience a degree of “catch-up” following the COVID-19 impact period, we can provide no assurance that demand delays experienced will begin to resolve after the second quarter, nor can we provide any assurance that the demand delays will not result in permanent demand loss, or as to the timing of the peak of the pandemic and the ultimate impact of the pandemic on the U.S. and global economy and on our business. In addition, the COVID-19 impact has had and is likely to continue to have adverse effects on our clients, suppliers and third-party business partners.
The extent to which COVID-19 impacts our business, operations, and financial results, including the duration and magnitude of such impact, will depend on numerous factors that the company may not be able to accurately predict, including those discussed in Part II Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, clients, partners, and stockholders.
Quarterly Key Metrics
We review certain metrics quarterly, including the key metrics shown in the table below. We believe the key metrics illustrated in the table below are indicative of our overall level of analytical activity and our underlying growth in the business.

	June 30,
	2020	2019
	(in thousands)
MORE[2] Registry® dataset metrics(1)
Unique patient count(2)	319,489	278,629
Medical event count(3)	55,909,357	45,776,969
Trailing twelve-month Patient Analytics Months (PAM)(1)(4)	72,342,794	55,068,958
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Investment in Innovation:
Research and development(1)	$8,835	$7,898	$15,939	$16,099
Capitalized software development(2)	11,070	8,801	21,502	16,708
Research and development infrastructure investments(3)	—	411	—	1,581
Total investment in innovation	$19,905	$17,110	$37,441	$34,388
As a percentage of revenue
Research and development(1)	5%	5%	5%	5%
Capitalized software development(2)	7%	6%	7%	6%
Research and development infrastructure investments(3)	—%	—%	—%	1%
Total investment in innovation	12%	11%	12%	12%
_______________________________________

(1)	Research and development primarily includes employee costs related to the development and enhancement of our service offerings.

(2)	Capitalized software development includes capitalized costs incurred to develop and enhance functionality for our platform solutions.

(3)	Research and development infrastructure investments include strategic capital expenditures related to hardware and software platforms under development or enhancement.
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
During the first and second quarter of 2020, we experienced a degree of softness with respect to certain of our services businesses and legacy offerings which is expected to begin resolving thereafter. We believe this softness is temporary and represents demand delays (not demand loss). Although we expect these businesses and offerings to experience a degree of “catch-up” following the COVID-19 impact period, we can provide no assurance that these demand delays will begin to resolve after the second quarter, nor can we provide any assurance that the demand delays will not result in permanent demand loss, or as to the timing of the peak of the pandemic and the ultimate impact of the pandemic on the U.S. and global economy and on our business.
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
Depreciation and Amortization Expense
Our depreciation and amortization expense consists primarily of depreciation of fixed assets, amortization of capitalized software development costs, amortization of intangible assets, and amortization of finance leases.
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
Our effective tax rate has decreased due to the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) which was signed into law on March 27, 2020 and includes net operating loss provisions. We realized tax benefits related to several provisions of the CARES Act which favorably impacted our effective tax rate. Additionally, our effective tax rate may fluctuate in the future due to changes in pre-tax book income, the impact of future tax law changes, and recognition of excess tax benefits or deficiencies associated with stock-based compensation transactions.

RESULTS OF OPERATIONS
The following table sets forth our consolidated statement of operations data for each of the periods presented (in thousands, except percentages):

	Three Months Ended June 30,		Change from 2019 to 2020		Six Months Ended June 30,		Change from 2019 to 2020
	2020	2019	$	%	2020	2019	$	%
Revenue	$162,215	$156,977	$5,238	3%	$316,402	$302,468	$13,934	5%
Expenses:
Cost of revenue(1)	36,761	41,118	(4,357)	(11)%	77,804	78,321	(517)	(1)%
Sales and marketing(1)	15,073	14,306	767	5%	30,232	27,832	2,400	9%
Research and development(1)	8,835	7,898	937	12%	15,939	16,099	(160)	(1)%
General and administrative(1)	55,229	45,694	9,535	21%	109,112	99,317	9,795	10%
Depreciation and amortization	30,632	27,420	3,212	12%	58,566	54,467	4,099	8%
Total operating expenses	146,530	136,436	10,094	7%	291,653	276,036	15,617	6%
Income from operations	15,685	20,541	(4,856)	(24)%	24,749	26,432	(1,683)	(6)%
Other income and (expenses):
Interest income	96	664	(568)	(86)%	386	1,274	(888)	(70)%
Interest expense	(14,260)	(16,649)	2,389	(14)%	(28,820)	(33,191)	4,371	(13)%
Other expense, net	(148)	—	*	*%	(170)	(11)	*	*%
Income (Loss) before taxes	1,373	4,556	(3,183)	(70)%	(3,855)	(5,496)	1,641	(30)%
(Benefit from) Provision for income taxes	(652)	18	*	*%	(4,197)	(1,711)	*	*%
Net income (loss)	$2,025	$4,538	$(2,513)	(55)%	$342	$(3,785)	$4,127	109%
________________________________________________

(1)	Includes stock-based compensation expense as follows:
	Cost of revenue	$153	$78	$75	96%	$318	$155	$163	105%
	Sales and marketing	752	339	413	122%	1,372	639	733	115%
	Research and development	269	379	(110)	(29)%	722	749	(27)	(4)%
	General and administrative	6,691	1,986	4,705	237%	12,709	6,478	6,231	96%
	Total stock-based compensation expense	$7,865	$2,782	$5,083	183%	$15,121	$8,021	$7,100	89%
* Asterisk denotes not meaningful.

The following table sets forth our consolidated statement of operations data for each of the periods presented as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	100%	100%	100%	100%
Expenses:
Cost of revenue	23%	26%	25%	26%
Sales and marketing	9%	9%	10%	9%
Research and development	5%	5%	5%	5%
General and administrative	34%	29%	34%	33%
Depreciation and amortization	19%	17%	19%	18%
Total operating expenses	90%	86%	93%	91%
Income from operations	10%	14%	7%	9%
Other income and (expenses):
Interest income	*%	*%	*%	*%
Interest expense	(9)%	(11)%	(9)%	(11)%
Other expense, net	*%	—%	*%	*%
Income (Loss) before taxes	1%	3%	(1)%	(2)%
(Benefit from) Provision for income taxes	*%	*%	(1)%	(1)%
Net income (loss)	1%	3%	*%	(1)%
* Asterisk denotes not meaningful.
Comparison of the Three and Six Months Ended June 30, 2020 and 2019
Revenue
Revenue for the three months ended June 30, 2020 was $162.2 million, an increase of $5.2 million, or 3%, compared with revenue of $157.0 million for the three months ended June 30, 2019. This increase was primarily attributable to an increase of $23.7 million in revenue contributed from new clients signed resulting from continued adoption of subscription-based platform offerings including cloud-based SaaS solutions enabled by the Inovalon ONE® Platform, which was partially offset by a decrease of $18.5 million in revenue from existing clients partially due to decreases related to certain services and legacy platform offerings resulting from COVID-19.
Revenue for the six months ended June 30, 2020 was $316.4 million, an increase of $13.9 million, or 5%, compared with revenue of $302.5 million for the six months ended June 30, 2019. This increase was primarily attributable to an increase of $34.1 million in revenue contributed from new clients signed resulting from continued adoption of subscription-based platform offerings including cloud-based SaaS solutions enabled by the Inovalon ONE® Platform, which was partially offset by a decrease of $20.2 million in revenue from existing clients due to decreases related to certain services and legacy platform offerings resulting from COVID-19.
Cost of Revenue
During the three months ended June 30, 2020, cost of revenue decreased by $4.4 million, or 11%, compared with the three months ended June 30, 2019. The decrease in cost of revenue was primarily attributable to a decrease in employee-related expense of $2.7 million and a decrease in professional third-party costs of $1.6 million. Cost of revenue as a percentage of revenue was 23% and 26% for the three months ended June 30, 2020 and 2019, respectively.
During the six months ended June 30, 2020, cost of revenue decreased by $0.5 million, or 1%, compared with the six months ended June 30, 2019. The decrease in cost of revenue was primarily attributable to a decrease in employee-related expense of $0.6 million. Cost of revenue as a percentage of revenue was 25% and 26% for the six months ended June 30, 2020 and 2019, respectively.
Sales and Marketing
During the three months ended June 30, 2020, sales and marketing expense increased by $0.8 million, or 5%, compared with the three months ended June 30, 2019. The increase was primarily attributable to an increase in stock-based compensation of $0.4 million. Sales and marketing expense as a percentage of revenue was 9% for the three months ended June 30, 2020 and 2019.
During the six months ended June 30, 2020, sales and marketing expense increased by $2.4 million, or 9%, compared with the six months ended June 30, 2019. The increase was primarily attributable to an increase in employee-related expense of $1.7 million and an increase in stock-based compensation of $0.7 million. Sales and marketing expense as a percentage of revenue was 10% and 9% for the six months ended June 30, 2020 and 2019, respectively.
Research and Development
During the three months ended June 30, 2020, research and development expense increased by $0.9 million, or 12%, compared with the three months ended June 30, 2019. The increase was primarily attributable to an increase in employee-related expense of $1.2 million and an increase in professional third-party costs of $0.7 million, which was partially offset by a decrease in integration costs of $0.8 million.
During the six months ended June 30, 2020, research and development expense decreased by $0.2 million, or 1%, compared with the six months ended June 30, 2019. The decrease was primarily attributable to a decrease in integration costs of $1.5 million and a decrease in employee-related expense of $0.5 million, which was partially offset by an increase in professional third-party costs of $1.9 million.
General and Administrative
During the three months ended June 30, 2020, general and administrative expenses increased by $9.5 million, or 21% compared with the three months ended June 30, 2019. The increase was primarily attributable to an increase in employee-related expense of $5.8 million and an increase in stock-based compensation of $4.7 million, which was partially offset by a decrease in transaction and integration costs of $0.5 million. General and administrative expense as a percentage of revenue was 34% and 29% for the three months ended June 30, 2020 and 2019, respectively.
During the six months ended June 30, 2020, general and administrative expenses increased by $9.8 million, or 10% compared with the six months ended June 30, 2019. The increase was primarily attributable to an increase in employee-related expense of $7.6 million and an increase in stock-based compensation of $6.2 million, which was partially offset by a decrease in transaction and integration costs of $2.7 million. General and administrative expense as a percentage of revenue was 34% and 33% for the six months ended June 30, 2020 and 2019, respectively.
Interest Expense
During the three months ended June 30, 2020, interest expense decreased by $2.4 million, compared with the three months ended June 30, 2019. During the six months ended June 30, 2020, interest expense decreased by $4.4 million, compared with the six months ended June 30, 2019. The decrease in interest expense was primarily attributable to the repricing of our 2018 Credit Facility (as defined below, under the heading Liquidity and Capital Resources—Debt) which resulted in a decrease to the applicable interest rate margin by 50 basis points to 3.00% and decreases in LIBOR resulting in lower interest.
(Benefit from) Provision for Income Taxes
During the three months ended June 30, 2020, the benefit from income taxes was $0.7 million compared to the provision for income taxes of $18.0 thousand for the three months ended June 30, 2019. During the six months ended June 30, 2020, the benefit from income taxes was $4.2 million compared to $1.7 million for the six months ended June 30, 2019. Our effective tax rate for the six months ended June 30, 2020 was approximately 108.9%, compared with approximately 31.1% for the six months ended June 30, 2019. The change in our effective tax rate is primarily due to the impact of several provisions of the CARES Act which includes net operating loss provisions, resulting in the recognition of a benefit in the current quarter and due to the change in income before taxes compared to the prior year.
Liquidity and Capital Resources
Sources of Liquidity
Our principal sources of liquidity have been cash generated by operating activities and proceeds from our 2018 Credit Facilities. Our cash generated from such means has been sufficient to fund our growth, including our capital expenditures. On March 16, 2020, we utilized an existing revolving facility to borrow $99.0 million on our 2018 Revolving Facility, to ensure the availability of sufficient capital to deploy opportunistically from time to time, in light of unprecedented conditions due to the COVID-19 outbreak. We voluntarily repaid the full balance of the 2018 Revolving Facility and remaining interest on June 4, 2020.
As of June 30, 2020, our cash and cash equivalents totaled $95.6 million, compared with $93.1 million of cash and cash equivalents as of December 31, 2019. We believe our current cash, cash equivalents, and expected cash generated by operating activities are sufficient to fund our operations, finance our strategic initiatives, and fund our investment in innovation and new service offerings, for the foreseeable future. There can be no assurance that we will continue to generate cash flows at or above current levels.

Debt
On April 2, 2018, we entered into a credit agreement (the “2018 Credit Agreement”) with a group of lenders and Morgan Stanley Senior Funding, Inc., as administrative agent, to provide a secured credit facility which is comprised of: (i) a term loan B facility with us as borrower in a total principal amount of $980.0 million (the “2018 Term Facility”); and (ii) a revolving credit facility with us as borrower in a total principal amount of up to $100.0 million (the “2018 Revolving Facility” together with the 2018 Term Facility, the “2018 Credit Facilities”). On February 11, 2020, we executed an amendment to the 2018 Credit Agreement to reprice the applicable interest rate margins on the 2018 Credit Facilities by 50 basis points to 3.00% with an additional 25 basis point reduction upon achievement of a defined senior secured net leverage ratio. As discussed above under “—Sources of Liquidity,” on March 16, 2020, we utilized an existing revolving facility to borrow $99.0 million on our 2018 Revolving Facility and voluntarily repaid the full balance on June 4, 2020. As of June 30, 2020, we had $100.0 million available to us consisting of $99.0 million under the 2018 Revolving Facility and a letter of credit of $1.0 million. See “Note 5—Debt” in the Notes to our unaudited consolidated financial statements included under Part I, Item 1 within this Quarterly Report on Form 10-Q for additional information.
As of June 30, 2020, we had outstanding indebtedness under the 2018 Term Facility and finance lease liabilities of $890.1 million and $30.9 million, respectively. As of December 31, 2019, we had outstanding indebtedness under the 2018 Term Facility and finance lease liabilities of $893.7 million and $14.8 million, respectively. The 2018 Term Facility has a seven-year term and is an amortizing facility with quarterly principal payments and monthly interest payments. In addition to the repayment of the 2018 Revolving Facility of $99.0 million, scheduled principal payments totaling $4.9 million and scheduled interest payments totaling $27.0 million were paid during the six months ended June 30, 2020. As of June 30, 2020, we were in compliance with the covenants under the 2018 Credit Agreement.
Cash Flows
Operating Cash Flow Activities
Cash provided by operating activities during the six months ended June 30, 2020 was $63.1 million, representing an increase of $23.2 million compared with the six months ended June 30, 2019. The increase in cash provided by operating activities was primarily driven by changes in working capital. The working capital changes were primarily attributable to improved collections, during the six months ended June 30, 2020. Contributing to cash provided by operations were increased earnings and decreased cash paid for interest due to our debt repricing and a decrease in LIBOR.
Investing Cash Flow Activities
Cash used in investing activities during the six months ended June 30, 2020 was $46.3 million compared with $18.8 million during the six months ended June 30, 2019. The change in cash used in investing activities was primarily driven by purchases of intangible assets of $10.8 million, an increase in capital expenditures of $10.2 million, and a decrease in sales and maturities of short-term investments of $6.5 million.
We make investments in innovation, including research and development expense, capital software development costs, and research and development infrastructure investments, on a recurring basis.
Financing Cash Flow Activities
Cash used in financing activities during the six months ended June 30, 2020 was $14.3 million, compared with $6.8 million during the six months ended June 30, 2019. The change in cash from financing activities was primarily due to increased payments of $2.6 million related to the issuance of equity awards, payment of $2.2 million in acquisition-related contingent consideration, and payment of debt issuance costs of $1.0 million.
Contractual Obligations
During the six months ended June 30, 2020, there have been no material changes, outside of the ordinary course of business, in our contractual obligations previously disclosed under the caption “Contractual Obligations” in our 2019 Form 10-K.
Off-Balance Sheet Arrangements
As of June 30, 2020, we did not have any off-balance sheet arrangements.
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
Variable Rate Debt Risk.    Our variable rate debt includes our 2018 Term Loan Facility and our 2018 Revolving Credit Facility. As of June 30, 2020, we had $912.9 million of outstanding principal indebtedness under our 2018 Term Loan Facility at an effective interest rate of 3.19%. As a result, if market interest rates were to increase by 1.0%, or 100 basis points, interest expense would decrease future earnings and cash flows, net of estimated tax benefits, by approximately $6.2 million annually, assuming that we do not enter into contractual hedging arrangements.
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
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that, as of June 30, 2020, our disclosure controls and procedures were designed at a reasonable assurance level to ensure that material information relating to Inovalon Holdings, Inc., including its consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and that our disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. In response to the COVID-19 pandemic, management has promoted social distancing and implemented work-from-home policies while maintaining historical internal control policies and procedures. These changes have not materially affected the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings
See “Note 7—Commitments and Contingencies” in the Notes to our unaudited consolidated financial statements included under Part I, Item 1 within this Quarterly Report on Form 10-Q.
Item 1A.    Risk Factors
For a discussion of potential risks and uncertainties related to our Company see the information in Part I, Item 1A (“Risk Factors”) of our 2019 Form 10-K for the year ended December 31, 2019. There have been no material changes to the risk factors previously disclosed in our 2019 Form 10-K and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Use of Proceeds from Registered Securities
None.
Purchases of Equity Securities by the Issuer or Affiliated Purchasers
None.
Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
On July 29, 2020, Andre S. Hoffmann, a member of the Company's board of directors (the “Board”), resigned from the Board effective as of such date for personal reasons. Mr. Hoffmann’s resignation is not the result of any disagreement with the Company or the Company’s Board on any matter relating to the Company’s operations, policies or practices. At the time of his resignation, Mr. Hoffmann did not serve on any committees of the Board. In connection with Mr. Hoffmann’s resignation, on July 29, 2020, the size of the Company’s Board will be reduced from eight to seven directors effective as of such date.
Mr. Hoffmann has served as a member of the Company’s Board since 2008. The Company is very grateful for Mr. Hoffmann’s years of service and many valuable contributions to the Company and to the Board.

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

Date: July 29, 2020	INOVALON HOLDINGS, INC.
	By:	/s/ KEITH R. DUNLEAVY, M.D.
Keith R. Dunleavy, M.D. Chief Executive Officer & Chairman (Principal Executive Officer)

	By:	/s/ JONATHAN R. BOLDT
Jonathan R. Boldt Chief Financial Officer (Principal Financial Officer)