Form 10-Q
period 2020-09-30
Inovalon Holdings, Inc.
filed 2020-10-28
CIK 1619954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2020
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-36841
_________________________________________________________________________
Inovalon Holdings, Inc.
(Exact name of registrant as specified in its charter)
_________________________________________________________________________

Delaware		47-1830316
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
4321 Collington Road,
Bowie,	Maryland	20716
(Address of principal executive offices)		(Zip Code)
(301) 809-4000
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name Of Each Exchange On Which Registered
Class A Common Stock, $0.000005 par value per share	INOV	NASDAQ Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 16, 2020, the registrant had 77,068,163 shares of Class A common stock outstanding and 78,331,591 shares of Class B common stock outstanding.

INOVALON HOLDINGS, INC.
FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

PART I—FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
INOVALON HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and par value amounts)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$120,096	$93,094
Accounts receivable (net of allowances of $2,787 at September 30, 2020 and $3,351 at December 31, 2019)	130,604	139,514
Prepaid expenses and other current assets	23,196	20,141
Income tax receivable	13,950	4,488
Total current assets	287,846	257,237
Non-current assets:
Property, equipment and capitalized software, net	160,520	147,741
Operating lease right-of-use assets	37,164	45,053
Goodwill	955,881	955,881
Intangible assets, net	454,814	483,041
Other assets	29,451	19,681
Total assets	$1,925,676	$1,908,634
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$36,650	$34,845
Accrued compensation	36,820	35,135
Other current liabilities	41,777	26,298
Deferred revenue	12,306	13,664
Credit facilities	9,800	9,800
Operating lease liabilities	5,878	8,085
Finance lease liabilities	4,325	2,533
Total current liabilities	147,556	130,360
Non-current liabilities:
Credit facilities, less current portion	878,918	883,937
Operating lease liabilities, less current portion	40,510	49,690
Finance lease liabilities, less current portion	26,461	12,266
Other liabilities	58,648	46,529
Deferred income taxes	92,180	97,693
Total liabilities	1,244,273	1,220,475
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.000005 par value, 900,000,000 shares authorized, zero shares issued and outstanding at each of September 30, 2020 and December 31, 2019, respectively	—	—
Class A common stock, $0.000005 par value, 750,000,000 shares authorized; 91,740,808 shares issued and 77,120,633 shares outstanding at September 30, 2020; 90,327,728 shares issued and 75,707,553 shares outstanding at December 31, 2019	1	1
Class B common stock, $0.000005 par value, 150,000,000 shares authorized; 78,331,591 shares issued and outstanding at September 30, 2020; 79,369,411 shares issued and outstanding at December 31, 2019	—	—
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, zero shares issued and outstanding at September 30, 2020, 2020 and December 31, 2019, respectively	—	—
Additional paid-in-capital	652,347	636,461
Retained earnings	279,477	278,246
Treasury stock, at cost, 14,620,175 shares at September 30, 2020 and December 31, 2019, respectively	(199,817)	(199,817)
Other comprehensive loss	(50,605)	(26,732)
Total stockholders’ equity	681,403	688,159
Total liabilities and stockholders’ equity	$1,925,676	$1,908,634
See notes to consolidated financial statements.

INOVALON HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per-share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$161,377	$166,453	$477,779	$468,921
Expenses:
Cost of revenue(1)	39,561	42,940	117,365	121,261
Sales and marketing(1)	14,898	16,172	45,130	44,004
Research and development(1)	7,941	9,060	23,880	25,159
General and administrative(1)	54,865	49,306	163,977	148,623
Depreciation and amortization	28,183	26,903	86,749	81,370
Total operating expenses	145,448	144,381	437,101	420,417
Income from operations	15,929	22,072	40,678	48,504
Other income and (expenses):
Interest income	50	619	436	1,893
Interest expense	(13,648)	(16,700)	(42,468)	(49,891)
Other expense, net	(332)	(7)	(502)	(18)
Income (Loss) before taxes	1,999	5,984	(1,856)	488
Provision for (Benefit from) income taxes	1,175	(858)	(3,022)	(2,569)
Net income	$824	$6,842	$1,166	$3,057
Net income attributable to common stockholders, basic and diluted	$800	$6,621	$1,130	$2,965
Net income per share attributable to common stockholders, basic and diluted:
Basic net income per share	$0.01	$0.04	$0.01	$0.02
Diluted net income per share	$0.01	$0.04	$0.01	$0.02
Weighted average shares of common stock outstanding:
Basic	149,720	148,456	149,474	148,124
Diluted	149,903	148,797	149,650	148,473
________________________________________________

(1)	Includes stock-based compensation expense as follows:
	Cost of revenue	$156	$116	$474	$271
	Sales and marketing	717	535	2,089	1,174
	Research and development	287	475	1,009	1,224
	General and administrative	6,853	4,659	19,562	11,137
	Total stock-based compensation expense	$8,013	$5,785	$23,134	$13,806
See notes to consolidated financial statements.

INOVALON HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$824	$6,842	$1,166	$3,057
Other comprehensive income (loss):
Realized losses on cash flow hedges reclassified from accumulated other comprehensive income, net of tax of $(1,503), $(317), $(3,477), and $(680), respectively	3,197	677	7,390	1,445
Net change in unrealized losses on cash flow hedges, net of tax of $42, $3,003, $14,734 and $12,786, respectively	(46)	(6,561)	(31,263)	(27,245)
Net change in unrealized gains on available-for-sale investments, net of tax of $—, $—, $—, and $(6), respectively	—	—	—	12
Comprehensive income (loss)	$3,975	$958	$(22,707)	$(22,731)
See notes to consolidated financial statements.

INOVALON HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands, except share amounts)

	Issued Class A Common Stock		Issued Class B Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance—January 1, 2020	90,327,728	$1	79,369,411	$—	(14,620,175)	$(199,817)	$636,461	$278,246	$(26,732)	$688,159
Stock-based compensation expense	—	—	—	—	—	—	7,164	—	—	7,164
Exercise of stock options	23,183	—	—	—	—	—	183	—	—	183
Conversion of Class B to Class A common stock	98,550	—	(98,550)	—	—	—	—	—	—	—
Issuance of shares related to restricted stock units and awards, net of forfeitures	574,082	—	—	—	—	—	—	—	—	—
Shares withheld for employee taxes upon conversion of restricted stock	(148,071)	—	—	—	—	—	(2,947)	—	—	(2,947)
Other comprehensive loss	—	—	—	—	—	—	—	—	(24,200)	(24,200)
Adjustment to retained earnings for adoption of ASC 326	—	—	—	—	—	—	—	65	—	65
Net loss	—	—	—	—	—	—	—	(1,683)	—	(1,683)
Balance—March 31, 2020	90,875,472	$1	79,270,861	$—	(14,620,175)	$(199,817)	$640,861	$276,628	$(50,932)	$666,741
Stock-based compensation expense	—	—	—	—	—	—	7,757	—	—	7,757
Exercise of stock options	—	—	—	—	—	—	—	—	—	—
Conversion of Class B to Class A common stock	—	—	—	—	—	—	—	—	—	—
Issuance of shares related to restricted stock units and awards, net of forfeitures	(40,849)	—	—	—	—	—	—	—	—	—
Shares withheld for employee taxes upon conversion of restricted stock	(124,672)	—	—	—	—	—	(2,163)	—	—	(2,163)
Other comprehensive loss	—	—	—	—	—	—	—	—	(2,824)	(2,824)
Net income	—	—	—	—	—	—	—	2,025	—	2,025
Balance—June 30, 2020	90,709,951	$1	79,270,861	$—	(14,620,175)	$(199,817)	$646,455	$278,653	$(53,756)	$671,536
Stock-based compensation expense	—	—	—	—	—	—	7,912	—	—	7,912
Exercise of stock options	2,104	—	—	—	—	—	15	—	—	15
Conversion Class B to Class A common stock	939,270	—	(939,270)	—	—	—	—	—	—	—
Issuance of shares related to restricted stock units and awards, net of forfeitures	175,185	—	—	—	—	—	—	—	—	—
Shares withheld for employee taxes upon conversion of restricted stock	(85,702)	—	—	—	—	—	(2,035)	—	—	(2,035)
Other comprehensive income	—	—	—	—	—	—	—	—	3,151	3,151
Net income	—	—	—	—	—	—	—	824	—	824
Balance—September 30, 2020	91,740,808	$1	78,331,591	$—	(14,620,175)	$(199,817)	$652,347	$279,477	$(50,605)	$681,403

INOVALON HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(Unaudited, in thousands, except share amounts)

	Issued Class A Common Stock		Issued Class B Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance—January 1, 2019	86,679,575	$—	80,608,685	$1	(14,620,175)	$(199,817)	$618,674	$270,471	$(6,740)	$682,589
Stock-based compensation expense	—	—	—	—	—	—	5,163	—	—	5,163
Conversion of Class B to Class A common stock	460,000	—	(460,000)	—	—	—	—	—	—	—
Issuance of shares related to restricted stock units and awards, net of forfeitures	759,409	—	—	—	—	—	—	—	—	—
Shares withheld for employee taxes upon conversion of restricted stock	(82,978)	—	—	—	—	—	(1,086)	—	—	(1,086)
Other comprehensive loss	—	—	—	—	—	—	—	—	(8,054)	(8,054)
Net loss	—	—	—	—	—	—	—	(8,323)	—	(8,323)
Balance—March 31, 2019	87,816,006	$—	80,148,685	$1	(14,620,175)	$(199,817)	$622,751	$262,148	$(14,794)	$670,289
Stock-based compensation expense	—	—	—	—	—	—	2,740	—	—	2,740
Exercise of stock options	85,038	—	139,270	—	—	—	1,817	—	—	1,817
Conversion of Class B to Class A common stock	460	—	(460)	—	—	—	—	—	—	—
Issuance of shares related to restricted stock units and awards, net of forfeitures	753,800	—	—	—	—	—	—	—	—	—
Shares withheld for employee taxes upon conversion of restricted stock	(105,349)	—	—	—	—	—	(1,400)	—	—	(1,400)
Other comprehensive loss	—	—	—	—	—	—	—	—	(11,850)	(11,850)
Net income	—	—	—	—	—	—	—	4,538	—	4,538
Balance—June 30, 2019	88,549,955	$—	80,287,495	$1	(14,620,175)	$(199,817)	$625,908	$266,686	$(26,644)	$666,134
Stock-based compensation expense	—	—	—	—	—	—	5,721	—	—	5,721
Exercise of stock options	169,023	—	—	—	—	—	1,504	—	—	1,504
Conversion Class B to Class A common stock	900,000	1	(900,000)	(1)	—	—	—	—	—	—
Issuance of shares related to restricted stock units and awards, net of forfeitures	614,795	—	—	—	—	—	—	—	—	—
Shares withheld for employee taxes upon conversion of restricted stock	(15,442)	—	—	—	—	—	(374)	—	—	(374)
Other comprehensive loss	—	—	—	—	—	—	—	—	(5,884)	(5,884)
Net income	—	—	—	—	—	—	—	6,842	—	6,842
Balance—September 30, 2019	90,218,331	$1	79,387,495	$—	(14,620,175)	$(199,817)	$632,759	$273,528	$(32,528)	$673,943
See notes to consolidated financial statements.

INOVALON HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$1,166	$3,057
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	23,134	13,806
Depreciation	45,894	42,021
Amortization of intangibles	40,855	39,349
Amortization of debt issuance costs and debt discount	3,535	3,251
Deferred income taxes	5,717	(2,780)
Change in fair value of acquisition-related contingent consideration	3,276	67
Other	274	1,230
Changes in assets and liabilities:
Accounts receivable	872	(23,577)
Prepaid expenses and other current assets	937	(944)
Income taxes receivable	(9,461)	5,059
Other assets	(941)	(4,196)
Accounts payable and accrued expenses	4,331	1,508
Accrued compensation	1,431	6,295
Other current and non-current liabilities	(7,612)	(6,728)
Deferred revenue	(4,141)	(2,617)
Payment for acquisition-related contingent consideration	(160)	(2,549)
Net cash provided by operating activities	109,107	72,252
Cash flows from investing activities:
Maturities of short-term investments	—	6,964
Purchases of property and equipment	(18,221)	(14,022)
Investment in capitalized software	(33,223)	(25,972)
Purchase of intangible assets	(10,819)	—
Net cash used in investing activities	(62,263)	(33,030)
Cash flows from financing activities:
Proceeds from credit facility borrowings	99,000	—
Repayment of credit facility borrowings	(106,350)	(7,350)
Payments for debt issuance costs	(1,000)	—
Proceeds from exercise of stock options	198	3,321
Finance lease liabilities paid	(2,372)	(1,769)
Tax payments for equity award issuances	(7,145)	(2,860)
Payment for acquisition-related contingent consideration	(2,173)	(12,600)
Net cash used in financing activities	(19,842)	(21,258)
Increase in cash and cash equivalents	27,002	17,964
Cash and cash equivalents, beginning of period	93,094	115,591
Cash and cash equivalents, end of period	$120,096	$133,555
Supplemental cash flow disclosure:
Income taxes paid (received), net	$1,022	$(5,058)
Interest paid	39,642	47,861
Non-cash transactions:
Accruals for purchases of property and equipment	2,070	2,260
Accruals for investment in capitalized software	2,960	2,018
Accruals for purchase of intangible assets	3,450	—
Leasehold improvements paid by lessor	305	—
See notes to consolidated financial statements.

INOVALON HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared by Inovalon Holdings, Inc. (“Inovalon” or the “Company”) in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Rule 10-01 of Regulation S-X. Accordingly, the unaudited consolidated financial statements may not include all of the information and notes required by GAAP for audited financial statements. The year-end December 31, 2019 consolidated balance sheet data included herein was derived from audited financial statements but does not include all disclosures required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of items of a normal and recurring nature, necessary to present fairly the Company’s financial position as of September 30, 2020, the results of operations, comprehensive income (loss), and stockholders’ equity for the three and nine-month periods ended September 30, 2020 and 2019 and cash flows for the nine month period ended September 30, 2020 and 2019. The results of operations for the three and nine month periods ended September 30, 2020 and 2019 are not necessarily indicative of the results to be expected for the full year. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities, and related disclosures, as of the date of the financial statements, and the amounts of revenue and expenses reported during the period. Actual results could differ from estimates. The information contained herein should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”).
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
2. REVENUE
The Company primarily derives its revenues through the sale or subscription licensing of its platform solutions and services. The following table disaggregates revenue by offering (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Platform solutions(1)	$145,862	$151,454	$433,627	$421,695
Services(2)	15,515	14,999	44,152	47,226
Total revenue	$161,377	$166,453	$477,779	$468,921
______________________________________
(1)Platform solutions include arrangements for technology-based offerings representing subscription-based cloud-based platform offerings and legacy platform solutions that are not cloud-based and not billed under a subscription-based contract structure.
(2)Services include advisory, implementation, and support services under time and materials, fixed price, or retainer-based contracts.
Contract Balances
The Company had an unbilled receivables balance of $38.7 million and $36.0 million as of September 30, 2020 and December 31, 2019, respectively. The increase in the unbilled receivables balance was due to the timing of billings. Unbilled receivables are classified as accounts receivable on the consolidated balance sheet. The Company had deferred commissions of $15.9 million and $11.8 million as of September 30, 2020 and December 31, 2019, respectively. The Company had a deferred contract asset balance of $13.1 million and $5.8 million as of September 30, 2020 and December 31, 2019, respectively. Short-term and long-term deferred commissions and deferred contract assets are classified as prepaid expenses and other current assets and other assets on the consolidated balance sheet, respectively.
The Company had a deferred revenue balance of $12.3 million and $13.7 million, which is presented net of certain contract assets of $8.8 million and $11.4 million, as of September 30, 2020 and December 31, 2019, respectively. Revenue recognized during the three and nine months ended September 30, 2020 that was included in the deferred revenue balance at the beginning of the year was $4.0 million and $18.4 million, respectively.

3. NET INCOME PER SHARE
Holders of all outstanding classes of common stock participate ratably in earnings on an identical per share basis as if all shares were a single class. Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of shares of common stock (Class A common stock and Class B common stock) outstanding during the period. Diluted EPS is computed by dividing net income by the sum of the weighted average number of shares of common stock outstanding and potentially dilutive securities outstanding during the period under the treasury stock method. If the Company incurs a loss from continuing operations, diluted EPS is computed in the same manner as basic EPS. Potentially dilutive securities include stock options, restricted stock units (“RSUs”) and restricted stock awards (“RSAs”). Under the treasury stock method, dilutive securities are assumed to be exercised at the beginning of the periods and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Securities are excluded from the computations of diluted earnings per share if their effect would be anti-dilutive to EPS.
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

The following table reconciles the weighted average shares outstanding for basic and diluted EPS for the periods indicated (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic
Numerator:
Net income	$824	$6,842	$1,166	$3,057
Undistributed earnings allocated to participating securities	(24)	(221)	(36)	(92)
Net income attributable to common stockholders—basic	$800	$6,621	$1,130	$2,965
Denominator:
Weighted average shares used in computing net income per share attributable to common stockholders—basic	149,720	148,456	149,474	148,124
Net income per share attributable to common stockholders—basic	$0.01	$0.04	$0.01	$0.02
Diluted
Numerator:
Net income attributable to common stockholders—diluted	$800	$6,621	$1,130	$2,965
Denominator:
Number of shares used for basic EPS computation	149,720	148,456	149,474	148,124
Effect of dilutive securities	183	341	176	349
Weighted average shares used in computing net income per share attributable to common stockholders—diluted	149,903	148,797	149,650	148,473
Net income per share attributable to common stockholders—diluted	$0.01	$0.04	$0.01	$0.02
The computation of diluted EPS does not include certain awards, on a weighted average basis, because their inclusion would have an anti-dilutive effect on EPS. The awards excluded because of their anti-dilutive effect are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Awards excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive	—	—	—	3
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
Certain Company leases do not contain an implicit rate of return, therefore an incremental borrowing rate was determined. The Company assessed which rate would be most reflective of a reasonable rate the Company would be able to borrow based on asset class and lease term.
Finance lease right-of-use assets of $24.1 million are included in property, equipment, and capitalized software, net on the consolidated balance sheet.

The following table presents components of lease expense for the three and nine months ended September 30, 2020 and September 30, 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Finance lease cost
Amortization of right-of-use assets	$907	$492	$2,660	$1,533
Interest on lease liabilities	207	120	588	381
Operating lease cost	2,545	3,042	7,808	8,654
Variable lease cost	415	494	1,192	1,806
Sublease income	(212)	(275)	(556)	(910)
Total lease cost	$3,862	$3,873	$11,692	$11,464
Supplemental cash flow information related to leases for the nine months ended September 30, 2020 and September 30, 2019 are as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$7,177	$10,065
Operating cash flows for financing leases	587	381
Financing cash flows for financing leases	2,372	1,769
Right-of-use assets obtained in exchange for lease liabilities[1]:
Operating leases	$(1,674)	$21,055
Finance leases	11,694	20
______________________________________
(1)During the second quarter of 2020, the Company executed an amendment to an existing lease agreement resulting in the reclassification of certain lease components from an operating lease to a finance lease. As such, the Company recorded an adjustment to reduce the operating lease liability and the corresponding operating lease right-of-use asset and increase the finance lease liability and corresponding finance lease right-of-use asset.
Supplemental balance sheet information related to leases as of September 30, 2020 and December 31, 2019 are as follows:

	September 30, 2020	December 31, 2019
Weighted average remaining lease term:
Operating leases	4 years	5 years
Financing leases	8 years	8 years
Weighted average discount rate:
Operating leases	4.1%	4.7%
Financing leases	3.0%	3.0%
5. DEBT
On April 2, 2018, the Company entered into a credit agreement (the “2018 Credit Agreement”) with a group of lenders and Morgan Stanley Senior Funding, Inc. (“MSSF”), as administrative agent, providing for (i) a term loan B facility with the Company as borrower in a total principal amount of $980.0 million (the “2018 Term Facility”); and (ii) a revolving credit facility with the Company as borrower in a total principal amount of up to $100.0 million (the “2018 Revolving Facility” and, together with the 2018 Term Facility, the “2018 Credit Facilities”). The 2018 Revolving Facility will terminate on April 2, 2023 and the 2018 Term Facility will mature on April 2, 2025. On March 16, 2020, the Company borrowed $99.0 million on its 2018 Revolving Facility to ensure the availability of sufficient capital to deploy opportunistically from time to time, in light of unprecedented conditions due to the COVID-19 pandemic. The Company voluntarily repaid the full balance of the 2018 Revolving Facility and remaining interest on June 4, 2020. As of September 30, 2020, the Company had $100.0 million available to it consisting of $99.0 million on the 2018 Revolving Facility and a letter of credit of $1.0 million.

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
The following table discloses the outstanding debt at each balance date as follows (in thousands):

	September 30, 2020	December 31, 2019
2018 Term Facility(1)	$888,718	$893,737
Less: current portion	9,800	9,800
Non-current Credit Facilities	$878,918	$883,937
______________________________________
(1)The 2018 Term Facility is presented net of unamortized deferred financing fees and original issue discount (“OID”) of $21.7 million and $24.0 million as of September 30, 2020 and December 31, 2019, respectively.
The Company and its Restricted Subsidiaries (as defined in the 2018 Credit Agreement) are subject to certain affirmative and negative covenants under the 2018 Credit Agreement, and the 2018 Credit Agreement includes certain customary representations and warranties of the Company. As of September 30, 2020, the Company is in compliance with the covenants under the 2018 Credit Agreement.
6. FAIR VALUE MEASUREMENTS
The following table presents the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$42,094	$—	$—	$42,094
Other current liabilities:
Interest rate swaps	—	(18,548)	—	(18,548)
Contingent consideration	—	—	(16,360)	(16,360)
Other liabilities:
Interest rate swaps	—	(55,893)	—	(55,893)
Contingent consideration	—	—	(1,373)	(1,373)
Total	$42,094	$(74,441)	$(17,733)	$(50,080)

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
The following table presents financial instruments measured at fair value using unobservable inputs (Level 3) (in thousands):

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	September 30, 2020	December 31, 2019
Balance, beginning of period	$(16,790)	$(31,824)
Fair value adjustment(1)(2)	(3,167)	532
Accretion expense (recognized in general and administrative expenses)	(109)	(647)
Settlement of liability	2,333	15,149
Total	$(17,733)	$(16,790)
______________________________________
(1)During 2020, the Company recognized an adjustment of $3.2 million in general and administrative expenses related to the change in fair value of contingent consideration.
(2)During 2019, the Company recognized an adjustment of $0.8 million in general and administrative expenses related to the change in fair value of contingent consideration, partially offset by an adjustment of $0.3 million recognized in goodwill, which was a purchase accounting adjustment attributable to the ABILITY Acquisition.
2018 Credit Facilities
The Company records debt on the balance sheet at carrying value. The estimated fair value of the Company’s debt is determined based on Level 2 inputs including current market rates for similar types of borrowings. The following table presents the carrying value and fair value of the Company’s debt (including the current portion thereof) as of September 30, 2020 (in thousands):

September 30, 2020
Carrying value	$888,718
Fair value	$866,500
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
The interest rate swaps are recorded on the balance sheet at fair value as either assets or liabilities and any changes to the fair value are recorded through accumulated other comprehensive income (loss) and reclassified into interest expense in the same period in which the hedged transaction is recognized in earnings. Cash flows from interest rate swaps are reported in the same category as the cash flows from the items being hedged.
The following table presents the fair value of interest rate swaps on the balance sheet as of September 30, 2020 (in thousands):

	Liability Derivative
	Balance Sheet Location	Fair Value
Interest rate swap contract	Other current liabilities	$(18,548)
Interest rate swap contract	Other liabilities	$(55,893)
The following table presents the fair value of interest rate swaps on the balance sheet as of December 31, 2019 (in thousands):

	Liability Derivative
	Balance Sheet Location	Fair Value
Interest rate swap contract	Other current liabilities	$(8,354)
Interest rate swap contract	Other liabilities	$(30,957)
The following table presents the location and amount of gains and losses on interest rate swaps included in other comprehensive income (“OCI”) and the statement of operations for the three and nine months ended September 30, 2020 and 2019 (in thousands):

Three Months Ended September 30, 2020	Gain (Loss) recognized in OCI	Statement of Operations Location	(Gain) Loss reclassified from OCI
Interest rate swap contract	$(88)	Interest expense	$4,700
Nine Months Ended September 30, 2020	Gain (Loss) recognized in OCI	Statement of Operations Location	(Gain) Loss reclassified from OCI
Interest rate swap contract	$(45,997)	Interest expense	$10,867

Three Months Ended September 30, 2019	Gain (Loss) recognized in OCI	Statement of Operations Location	(Gain) Loss reclassified from OCI
Interest rate swap contract	$(9,564)	Interest expense	$994
Nine Months Ended September 30, 2019	Gain (Loss) recognized in OCI	Statement of Operations Location	(Gain) Loss reclassified from OCI
Interest rate swap contract	$(40,031)	Interest expense	$2,125
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
Factors that may cause actual results to differ from expected results include, among others:
•our future financial performance, including our ability to continue and manage our growth;
•our ability to retain our client base and sell additional services to them;
•the effect of the concentration of our revenue among our top clients;
•our ability to innovate and adapt our platforms and toolsets;
•the effects of regulations applicable to us, including regulations relating to data protection and data privacy;
•the effects of consolidation in the healthcare industry;
•the ability to successfully integrate our acquisitions and the ability of the acquired business to perform as expected;
•the ability to enter into new agreements with existing or new platforms, products, and solutions in the timeframes expected, or at all;
•the successful implementation and adoption of new platforms, products and solutions;
•the effects of changes in tax legislation for jurisdictions within which we operate, including recent changes in U.S. tax laws;
•the ability to protect the privacy of our clients’ data and prevent security breaches;
•the effect of current or future litigation;
•the effect of competition on our business;
•the efficacy of our platforms and toolsets;
•the effects and potential effects of the COVID-19 pandemic on our business, cash flow, liquidity and results of operations due to, among other things, effects on the economy generally and on our customers, including:
•the possible effects of significant rising unemployment, the inability of consumers to timely pay our customers and the resulting potential inability of our customers to pay the fees under our contracts on time or in full;

•the delay in the contracting for services by our customers as a result of the COVID-19 pandemic;
•potential other delays in the sales cycle for new customers and products; and
•other unforeseen impacts on our customers and potential customers and on our employees that could have a negative impact on us; and
•the timing and size of business realignment and restructuring charges.
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
Overview
We are a leading provider of cloud-based platforms empowering data-driven healthcare. Through the Inovalon ONE® Platform, Inovalon brings to the marketplace a national-scale capability to interconnect with the healthcare ecosystem, aggregate and analyze data in real-time, and empower the application of resulting insights to drive meaningful impact at the point of care. Leveraging its Platform, unparalleled proprietary datasets, and industry-leading subject matter expertise, Inovalon enables better care, efficiency, and financial performance across the healthcare ecosystem. From health plans and provider organizations, to pharmaceutical, medical device, and diagnostics companies, Inovalon’s unique achievement of value is delivered through the effective progression of “Turning Data into Insight, and Insight into Action®.” Supporting thousands of clients, including 24 of the top 25 U.S. health plans, 22 of the top 25 global pharma companies, 19 of the top 25 U.S. healthcare provider systems, and many of the leading pharmacy organizations, device manufacturers, and other healthcare industry constituents, Inovalon’s technology platforms and analytics are informed by data pertaining to more than one million physicians, 565,000 clinical facilities, 324 million Americans, and 58 billion medical events.
We generate the substantial majority of our revenue through the sale or subscription licensing of our platform solutions, as well as revenue from related arrangements for advisory, implementation, and support services.
COVID-19
The outbreak of the novel coronavirus disease (“COVID-19”) was labeled a global pandemic by the World Health Organization in March 2020 and has led to material and adverse impacts on the U.S. and global economies and created widespread uncertainty. In response to the COVID-19 pandemic, in the first quarter of 2020, we implemented our “Pandemic Plan,” which included transitioning our workforce to a remote working model and performing drills to ensure the preparedness of our workforce. As of the date of this Quarterly Report, we have not experienced significant disruption in our operations as a result of the COVID-19 pandemic, and we are conducting business with modifications to employee travel and employee work locations, among other modifications. In response to the pandemic and changes in telehealth-related and other policies and guidelines from the U.S. government, we launched data-driven and analytically informed telehealth capabilities within a number of our platform offerings in the first quarter of 2020. During 2020, certain services and legacy offerings experienced a degree of softness resulting from the COVID-19 pandemic, which we believe are temporary and that a significant portion of this softness represents demand delays (not demand loss). Although we expect these businesses and offerings to experience a degree of “catch-up” following the COVID-19 pandemic impact period, we can provide no assurance that demand delays experienced will not result in permanent demand loss, or as to the timing of the peak of the pandemic and the ultimate impact of the pandemic on the U.S. and global economy and on our business. In addition, the COVID-19 pandemic has had and is likely to continue to have adverse effects on our clients, suppliers and third-party business partners.
The extent to which the COVID-19 pandemic impacts our business, operations, and financial results, including the duration and magnitude of such impact, will depend on numerous factors that the company may not be able to accurately predict, including those discussed in Part II Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, clients, partners, and stockholders.

Quarterly Key Metrics
We review certain metrics quarterly, including the key metrics shown in the table below. We believe the key metrics illustrated in the table below are indicative of our overall level of analytical activity and our underlying growth in the business.

	September 30,
	2020	2019
	(in thousands)
MORE[2] Registry® dataset metrics(1)
Unique patient count(2)	324,406	287,523
Medical event count(3)	58,273,049	48,135,368
Trailing twelve-month Patient Analytics Months (PAM)(1)(4)	71,962,615	58,262,450
____________________________________
(1)MORE2 Registry® dataset metrics and Trailing twelve-month PAM, each of which is presented in the table, are key operating metrics that management uses to assess our level of operational activity. While we believe that each of these metrics is indicative of our overall level of analytical activity and the underlying growth in our business, increases or decreases in these metrics do not necessarily correlate to proportional increases or decreases in revenue, or net income. For instance, although increased levels of analytical activity historically have corresponded to increases in revenue over the long term, differences in fees charged for different analytical packages exist and differences in how analytics trigger the applicability of our data-driven intervention platforms may result in increases in analytical activity that do not result in proportional increases in revenue, or net income (and vice versa). Accordingly, while we believe the presentation of these operating metrics is helpful to investors in understanding our business, these metrics have limitations and should not be considered as substitutes for analysis of our financial results reported under generally accepted accounting principles (“GAAP”). In addition, we believe that other companies, including companies in our industry, do not present similar operating metrics and that there is no commonly accepted method of calculating these metrics, which may reduce their usefulness as comparative measures.
(2)Unique patient count is defined as each unique, longitudinally matched, de-identified natural person represented in our MORE2 Registry® as of the end of the period presented.
(3)Medical event count is defined as the total number of discrete medical events as of the end of the period presented (for example, a discrete medical event typically results from the presentation of a patient to a physician for the diagnosis of diabetes and congestive heart failure in a single visit, the presentation of a patient to an emergency department for chest pain, etc.).
(4)PAM is defined as the sum of the analytical processes performed on each respective patient within patient populations covered by clients under contract. As used in the metric, an “analytical process” is a distinct set of data calculations undertaken by us which is initiated and completed within our platform solutions to examine a specific question such as whether a patient is believed to have a condition such as diabetes, or worsening of the disease, during a specific time period.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Investment in Innovation:
Research and development(1)	$7,941	$9,060	$23,880	$25,159
Capitalized software development(2)	12,733	9,787	34,235	26,495
Research and development infrastructure investments(3)	—	—	—	1,581
Total investment in innovation	$20,674	$18,847	$58,115	$53,235
As a percentage of revenue
Research and development(1)	5%	5%	5%	5%
Capitalized software development(2)	8%	6%	7%	6%
Research and development infrastructure investments(3)	—%	—%	—%	—%
Total investment in innovation	13%	11%	12%	11%
_______________________________________
(1)Research and development primarily includes employee costs related to the development and enhancement of our service offerings.
(2)Capitalized software development includes capitalized costs incurred to develop and enhance functionality for our platform solutions.
(3)Research and development infrastructure investments include strategic capital expenditures related to hardware and software platforms under development or enhancement.
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
Regulatory, Economic and Industry Trends.    Our clients are affected, sometimes directly and sometimes counter-intuitively, by macro-economic trends such as economic growth (or economic recession), including as a result of the COVID-19 pandemic and the upcoming U.S. presidential election, inflation, and unemployment. Further, industry trends in federal and state laws and regulations, as well as emerging trends in private sector payment models, affect our clients’ businesses and their need for technologies and services to support these challenges. These factors have various effects on our business, and on occasion have resulted in the slowing or cessation of the decision-making process by clients adopting our technologies and services. On the other hand, changes in macro-economic trends and the industry landscape have accelerated the need for our technologies and services from time-to-time, particularly as regulators introduce complex requirements with which our clients must comply.
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
During 2020, certain services and legacy offerings experienced a degree of softness resulting from the COVID-19 pandemic, which we believe are temporary and that a significant portion of this softness represents demand delays (not demand loss). Although we expect these businesses and offerings to experience a degree of “catch-up” following the COVID-19 pandemic impact period, we can provide no assurance that demand delays experienced will not result in permanent demand loss, or as to the timing of the peak of the pandemic and the ultimate impact of the pandemic on the U.S. and global economy and on our business.
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
General and Administrative
Our general and administrative expense consists primarily of employee-related expenses including salaries, benefits, discretionary incentive compensation, employment taxes, severance, and equity compensation costs, for employees who are responsible for management information systems, administration, human resources, finance, legal, and executive management. General and administrative expense also includes occupancy expenses (including rent, utilities, and facilities maintenance), professional fees, consulting fees, insurance, travel, contingent consideration, transaction costs, integration costs, and other expenses. Our general and administrative expense excludes depreciation and amortization.
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
Our effective tax rate has increased due to the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) which was signed into law on March 27, 2020 and includes net operating loss provisions. We realized tax benefits related to several provisions of the CARES Act which favorably impacted our income tax provision. Additionally, our effective tax rate may fluctuate in the future due to changes in pre-tax book income, the impact of future tax law changes, and recognition of excess tax benefits or deficiencies associated with stock-based compensation transactions.

RESULTS OF OPERATIONS
The following table sets forth our consolidated statement of operations data for each of the periods presented (in thousands, except percentages):

	Three Months Ended September 30,		Change from 2019 to 2020		Nine Months Ended September 30,		Change from 2019 to 2020
	2020	2019	$	%	2020	2019	$	%
Revenue	$161,377	$166,453	$(5,076)	(3)%	$477,779	$468,921	$8,858	2%
Expenses:
Cost of revenue(1)	39,561	42,940	(3,379)	(8)%	117,365	121,261	(3,896)	(3)%
Sales and marketing(1)	14,898	16,172	(1,274)	(8)%	45,130	44,004	1,126	3%
Research and development(1)	7,941	9,060	(1,119)	(12)%	23,880	25,159	(1,279)	(5)%
General and administrative(1)	54,865	49,306	5,559	11%	163,977	148,623	15,354	10%
Depreciation and amortization	28,183	26,903	1,280	5%	86,749	81,370	5,379	7%
Total operating expenses	145,448	144,381	1,067	1%	437,101	420,417	16,684	4%
Income from operations	15,929	22,072	(6,143)	(28)%	40,678	48,504	(7,826)	(16)%
Other income and (expenses):
Interest income	50	619	(569)	(92)%	436	1,893	(1,457)	(77)%
Interest expense	(13,648)	(16,700)	3,052	(18)%	(42,468)	(49,891)	7,423	(15)%
Other expense, net	(332)	(7)	*	*%	(502)	(18)	*	*%
Income (Loss) before taxes	1,999	5,984	(3,985)	(67)%	(1,856)	488	(2,344)	(480)%
Provision for (Benefit from) income taxes	1,175	(858)	*	*%	(3,022)	(2,569)	*	*%
Net income	$824	$6,842	$(6,018)	(88)%	$1,166	$3,057	$(1,891)	62%
________________________________________________

(1)	Includes stock-based compensation expense as follows:
	Cost of revenue	$156	$116	$40	34%	$474	$271	$203	75%
	Sales and marketing	717	535	182	34%	2,089	1,174	915	78%
	Research and development	287	475	(188)	(40)%	1,009	1,224	(215)	(18)%
	General and administrative	6,853	4,659	2,194	47%	19,562	11,137	8,425	76%
	Total stock-based compensation expense	$8,013	$5,785	$2,228	39%	$23,134	$13,806	$9,328	68%
* Asterisk denotes not meaningful.

The following table sets forth our consolidated statement of operations data for each of the periods presented as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	100%	100%	100%	100%
Expenses:
Cost of revenue	25%	26%	25%	26%
Sales and marketing	9%	10%	9%	9%
Research and development	5%	5%	5%	5%
General and administrative	34%	30%	34%	32%
Depreciation and amortization	17%	16%	18%	17%
Total operating expenses	90%	87%	91%	89%
Income from operations	10%	13%	9%	11%
Other income and (expenses):
Interest income	*%	*%	*%	*%
Interest expense	(9)%	(10)%	(9)%	(11)%
Other expense, net	*%	*%	*%	*%
Income (Loss) before taxes	1%	3%	*%	*%
Provision for (Benefit from) income taxes	*%	(1)%	(1)%	(1)%
Net income	1%	4%	*%	1%
* Asterisk denotes not meaningful.
Comparison of the Three and Nine Months Ended September 30, 2020 and 2019
Revenue
Revenue for the three months ended September 30, 2020 was $161.4 million, a decrease of $5.1 million, or 3%, compared with revenue of $166.5 million for the three months ended September 30, 2019. This decrease was due to a decrease of $25.7 million in revenue from existing clients partially attributable to impacts from the COVID-19 pandemic which resulted in decreases in demand related to certain services and legacy platform offerings. This was partially offset by an increase of $20.6 million in revenue contributed from new clients signed resulting from continued adoption of subscription-based platform offerings, including real-world data assets which supplement the cloud-based SaaS solutions enabled by the Inovalon ONE® Platform.
Revenue for the nine months ended September 30, 2020 was $477.8 million, an increase of $8.9 million, or 2%, compared with revenue of $468.9 million for the nine months ended September 30, 2019. This increase was primarily attributable to an increase of $54.8 million in revenue contributed from new clients signed resulting from continued adoption of subscription-based platform offerings, including real-world data assets which supplement the cloud-based SaaS solutions enabled by the Inovalon ONE® Platform. This was partially offset by a decrease of $45.9 million in revenue from existing clients partially attributable to impacts from the COVID-19 pandemic which resulted in decreases in demand related to certain services and legacy platform offerings.
Cost of Revenue
During the three months ended September 30, 2020, cost of revenue decreased by $3.4 million, or 8%, compared with the three months ended September 30, 2019. The decrease in cost of revenue was primarily attributable to a decrease in professional third-party costs of $2.0 million and a decrease in employee-related expense of $0.6 million. Cost of revenue as a percentage of revenue was 25% and 26% for the three months ended September 30, 2020 and 2019, respectively.
During the nine months ended September 30, 2020, cost of revenue decreased by $3.9 million, or 3%, compared with the nine months ended September 30, 2019. The decrease in cost of revenue was primarily attributable to a decrease in professional third-party costs of $1.9 million and a decrease in employee-related expense of $1.2 million. Cost of revenue as a percentage of revenue was 25% and 26% for the nine months ended September 30, 2020 and 2019, respectively.
Sales and Marketing
During the three months ended September 30, 2020, sales and marketing expense decreased by $1.3 million, or 8%, compared with the three months ended September 30, 2019. The decrease was primarily attributable to a decrease in advertising expenses of $0.9 million. Sales and marketing expense as a percentage of revenue was 9% and 10% for the three months ended September 30, 2020 and 2019, respectively.
During the nine months ended September 30, 2020, sales and marketing expense increased by $1.1 million, or 3%, compared with the nine months ended September 30, 2019. The increase was primarily attributable to an increase in employee-related expense of $1.7 million and an increase in stock-based compensation of $0.9 million, which was partially offset by a decrease in advertising expenses of $0.9 million. Sales and marketing expense as a percentage of revenue was 9% for the nine months ended September 30, 2020 and 2019.
Research and Development
During the three months ended September 30, 2020, research and development expense decreased by $1.1 million, or 12%, compared with the three months ended September 30, 2019. The decrease was primarily attributable to a decrease in professional third-party costs of $1.1 million.
During the nine months ended September 30, 2020, research and development expense decreased by $1.3 million, or 5%, compared with the nine months ended September 30, 2019. The decrease was primarily attributable to a decrease in integration costs of $1.9 million and a decrease in employee-related expense of $0.9 million, which was partially offset by an increase in professional third-party costs of $0.8 million.
General and Administrative
During the three months ended September 30, 2020, general and administrative expenses increased by $5.6 million, or 11% compared with the three months ended September 30, 2019. The increase was primarily attributable to an adjustment to the fair value of contingent consideration of $3.7 million, an increase in stock-based compensation of $2.2 million, and an increase in professional third-party costs of $1.9 million, which was partially offset by a decrease in employee-related expense of $1.4 million. General and administrative expense as a percentage of revenue was 34% and 30% for the three months ended September 30, 2020 and 2019, respectively.
During the nine months ended September 30, 2020, general and administrative expenses increased by $15.4 million, or 10% compared with the nine months ended September 30, 2019. The increase was primarily attributable to an increase in stock-based compensation of $8.4 million, an increase in employee-related expense of $6.3 million, and an adjustment to the fair value of contingent consideration of $3.5 million, which was partially offset by a decrease in transaction and integration costs of $3.0 million. General and administrative expense as a percentage of revenue was 34% and 32% for the nine months ended September 30, 2020 and 2019, respectively.
Interest Expense
During the three months ended September 30, 2020, interest expense decreased by $3.1 million, compared with the three months ended September 30, 2019. During the nine months ended September 30, 2020, interest expense decreased by $7.4 million, compared with the nine months ended September 30, 2019. The decrease in interest expense was primarily attributable to the repricing of our 2018 Credit Facility (as defined below, under the heading Liquidity and Capital Resources—Debt) which resulted in a decrease to the applicable interest rate margin by 50 basis points to 3.00% and decreases in LIBOR resulting in lower interest.
Provision for (Benefit from) Income Taxes
During the three months ended September 30, 2020, the provision for income taxes was $1.2 million compared to the benefit from income taxes of $0.9 million for the three months ended September 30, 2019. During the nine months ended September 30, 2020, the benefit from income taxes was $3.0 million compared to $2.6 million for the nine months ended September 30, 2019. Our effective tax rate for the nine months ended September 30, 2020 was approximately 162.8%, compared with approximately (526.4)% for the nine months ended September 30, 2019. The change in our effective tax rate is primarily due to the change in income before taxes compared to the prior year and due to the impact of several provisions of the CARES Act which includes net operating loss provisions.
Liquidity and Capital Resources
Sources of Liquidity
Our principal sources of liquidity have been cash generated by operating activities and proceeds from our 2018 Credit Facilities. Our cash generated from such means has been sufficient to fund our growth, including our capital expenditures. On March 16, 2020, we borrowed $99.0 million on our 2018 Revolving Facility, to ensure the availability of sufficient capital to deploy opportunistically from time to time, in light of unprecedented conditions due to the COVID-19 pandemic. We voluntarily repaid the full balance of the 2018 Revolving Facility and remaining interest on June 4, 2020.

As of September 30, 2020, our cash and cash equivalents totaled $120.1 million, compared with $93.1 million of cash and cash equivalents as of December 31, 2019. We believe our current cash, cash equivalents, and expected cash generated by operating activities are sufficient to fund our operations, finance our strategic initiatives, and fund our investment in innovation and new service offerings, for the foreseeable future. There can be no assurance that we will continue to generate cash flows at or above current levels.
Debt
On April 2, 2018, we entered into a credit agreement (the “2018 Credit Agreement”) with a group of lenders and Morgan Stanley Senior Funding, Inc., as administrative agent, to provide a secured credit facility which is comprised of: (i) a term loan B facility with us as borrower in a total principal amount of $980.0 million (the “2018 Term Facility”); and (ii) a revolving credit facility with us as borrower in a total principal amount of up to $100.0 million (the “2018 Revolving Facility” together with the 2018 Term Facility, the “2018 Credit Facilities”). On February 11, 2020, we executed an amendment to the 2018 Credit Agreement to reprice the applicable interest rate margins on the 2018 Credit Facilities by 50 basis points to 3.00% with an additional 25 basis point reduction upon achievement of a defined senior secured net leverage ratio. As discussed above under “—Sources of Liquidity,” on March 16, 2020, we borrowed $99.0 million on our 2018 Revolving Facility and voluntarily repaid the full balance on June 4, 2020. As of September 30, 2020, we had $100.0 million available to us consisting of $99.0 million under the 2018 Revolving Facility and a letter of credit of $1.0 million. See “Note 5—Debt” in the Notes to our unaudited consolidated financial statements included under Part I, Item 1 within this Quarterly Report on Form 10-Q for additional information.
As of September 30, 2020, we had outstanding indebtedness under the 2018 Term Facility and finance lease liabilities of $888.7 million and $30.8 million, respectively. As of December 31, 2019, we had outstanding indebtedness under the 2018 Term Facility and finance lease liabilities of $893.7 million and $14.8 million, respectively. The 2018 Term Facility has a seven-year term and is an amortizing facility with quarterly principal payments and monthly interest payments. In addition to the repayment of the 2018 Revolving Facility of $99.0 million, scheduled principal payments totaling $7.4 million and scheduled interest payments totaling $39.6 million were paid during the nine months ended September 30, 2020. As of September 30, 2020, we were in compliance with the covenants under the 2018 Credit Agreement.
Cash Flows
Operating Cash Flow Activities
Cash provided by operating activities during the nine months ended September 30, 2020 was $109.1 million, representing an increase of $36.9 million compared with the nine months ended September 30, 2019. The increase in cash provided by operating activities was primarily driven by changes in working capital. The working capital changes were primarily attributable to improved collections, during the nine months ended September 30, 2020. Contributing to cash provided by operations was decreased cash paid for interest due to our debt repricing and a decrease in LIBOR.
Investing Cash Flow Activities
Cash used in investing activities during the nine months ended September 30, 2020 was $62.3 million compared with $33.0 million during the nine months ended September 30, 2019. The change in cash used in investing activities was primarily driven by purchases of intangible assets of $10.8 million, an increase in capital expenditures of $11.5 million, including investments related to our cloud-based platform offerings, and a decrease in sales and maturities of short-term investments of $7.0 million.
We make investments in innovation, including research and development expense, capital software development costs, and research and development infrastructure investments, on a recurring basis.
Financing Cash Flow Activities
Cash used in financing activities during the nine months ended September 30, 2020 was $19.8 million, compared with $21.3 million during the nine months ended September 30, 2019. The change in cash from financing activities was primarily due to decreased payments related to acquisition-related contingent consideration of $10.4 million, which was partially offset by increased payments of $4.3 million related to the issuance of equity awards, a decrease in proceeds from the exercise of stock options of $3.1 million, and payment of debt issuance costs of $1.0 million.
Contractual Obligations
During the nine months ended September 30, 2020, there have been no material changes, outside of the ordinary course of business, in our contractual obligations previously disclosed under the caption “Contractual Obligations” in our 2019 Form 10-K.
Off-Balance Sheet Arrangements
As of September 30, 2020, we did not have any off-balance sheet arrangements.

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
Variable Rate Debt Risk.    Our variable rate debt includes our 2018 Term Loan Facility and our 2018 Revolving Credit Facility. As of September 30, 2020, we had $910.4 million of outstanding principal indebtedness under our 2018 Term Loan Facility at an effective interest rate of 3.19%. As a result, if market interest rates were to increase by 1.0%, or 100 basis points, interest expense would decrease future earnings and cash flows, net of estimated tax benefits, by approximately $6.2 million annually, assuming that we do not enter into contractual hedging arrangements.
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
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that, as of September 30, 2020, our disclosure controls and procedures were designed at a reasonable assurance level to ensure that material information relating to Inovalon Holdings, Inc., including its consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and that our disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. In response to the COVID-19 pandemic, management has promoted social distancing and implemented work-from-home policies while maintaining historical internal control policies and procedures. These changes have not materially affected the Company’s internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Use of Proceeds from Registered Securities
None.
Purchases of Equity Securities by the Issuer or Affiliated Purchasers
The following table presents a summary of share repurchases made by the Company during the quarter ended September 30, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or approximate dollar value) that May Yet be Purchased under the Plans or Programs
July 1 – July 31	—	$—	—	$—
August 1 – August 31	—	—	—	—
September 1 – September 30(1)	37,556	25.79	37,556	—
Total	37,556	$25.79	37,556	$—
_______________________________________
(1)On September 1, 2020, we directed the administrator of the Company's Employee Stock Purchase Plan (“ESPP”) to purchase 37,556 shares of Class A common stock in the open market for a total of approximately $1.0 million, for issuance to the ESPP participants at a discounted price of $21.03 per share. The Company may, in its discretion, based on market conditions, relative transaction costs and the Company's need for additional capital, continue to instruct the plan administrator to make semi-annual open market purchases of Class A common stock for ESPP participants to coincide with the ESPP's designated semi-annual purchase dates.
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

Date: October 28, 2020	INOVALON HOLDINGS, INC.
	By:	/s/ KEITH R. DUNLEAVY, M.D.
Keith R. Dunleavy, M.D. Chief Executive Officer & Chairman (Principal Executive Officer)

	By:	/s/ JONATHAN R. BOLDT
Jonathan R. Boldt Chief Financial Officer (Principal Financial Officer)