Form 10-K
period 2020-12-31
Inovalon Holdings, Inc.
filed 2021-02-17
CIK 1619954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.             ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒  No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant was approximately $1.0 billion.
As of January 31, 2021, the registrant had 76,996,650 shares of Class A common stock outstanding and 78,331,591 shares of Class B common stock outstanding.
Documents Incorporated by Reference
The information required by Part III (Items 10, 11, 12, 13 and 14) will be incorporated by reference from the Registrant’s definitive proxy statement relating to its 2021 annual meeting of stockholders (the “2020 Proxy Statement”). The 2021 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

INOVALON HOLDINGS, INC.

FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

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
•the effects of regulations applicable to us, including new and evolving regulations relating to data protection and data privacy;
•the effects of consolidation in the healthcare industry;
•the ability to successfully integrate our acquisitions, and the ability of the acquired business to perform as expected;
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
•the effects and potential effects of the COVID-19 pandemic, or other future pandemics or large-scale diseases, on our business, cash flow, liquidity and results of operations due to, among other things, effects on the economy generally and on our customers, including:
◦the possible effects of significant rising unemployment, the inability of consumers to timely pay our customers and the resulting potential inability of our customers to pay the fees under our contracts on time or in full;
◦the delay in the contracting for services by our customers;
◦potential other delays in the sales cycle for new customers and products; and
◦other unforeseen impacts on our customers and potential customers and on our employees that could have a negative impact on us; and
◦the timing and size of business realignment and restructuring charges.
Forward-looking statements are only current predictions and are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from
ii

those anticipated by such statements. These factors include, among other factors, those set forth in Part I, Item 1A, “Risk Factors.”
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
Summary Risk Factors
Some of the factors that could materially and adversely affect our financial condition, results of operations, cash flow, the market price of shares of our Class A common stock or our prospects include, but are not limited to, the following. You should read this summary together with the more detailed description of each risk factor contained in Item 1A “Risk Factors” in this Annual Report on Form 10-K.
•Our ability to derive a significant portion of our revenue from renewals of existing client agreements and sales of additional services to existing clients;
•Our ability to retain our top clients, and the risk that one or more of these clients significantly decreases its use of our services;
•Our ability to manage our growth effectively and the potential scalability of our products;
•The risk that our security measures fail or are breached and unauthorized access to a client’s data is obtained, as a result of which our services may be perceived as insecure, we may incur significant liabilities, our reputation may be harmed, and we could lose sales and clients;
•Our ability to comply with and adapt to changes to data protection, privacy and similar laws restricting access, use, and disclosure of information;
•Factors that adversely affect the financial condition of the healthcare industry could consequently affect our business;
•Our ability to comply with revised or enhanced regulatory requirements;
•The ability of our proprietary applications to operate properly;
•The risk that we might not be able to recognize revenue to offset expenditures as a result of our variable sales and implementation cycles;
•Risks related to competition in our industry;
•Our ability to maintain brand awareness and protect intellectual property rights;
•The impact of laws regulating the corporate practice of medicine or the manner in which we provide our clients certain of our data-driven intervention toolsets;
•Future sales to clients outside the United States or use of third-party vendors outside the United States might expose us to risks inherent in international operations;
•Our business could be harmed by disruptions in network service or operational failures at our data centers (including our co-location facility) related to the storage, transmission and presentation of client data;
•Our reliance on third-parties including, but not limited to, cloud capacity providers to efficiently scale our cloud-based solutions, vendors to perform certain of our data-driven intervention toolsets and other providers of services, goods, technology, and intellectual property rights;
•Risks related to our debt, including our ability to hedge against interest rates and the impact of potential changes regarding LIBOR;
•The impact of the dual class structure of our common stock has the effect of concentrating voting control with holders of our Class B common stock, which could limit the ability of holders of our Class A common stock to influence the outcome of matters submitted to stockholders for a vote; and
•Provisions of Delaware law and our restated certificate of incorporation and bylaws could make a merger, tender offer, or proxy contest difficult, thereby depressing the trading price of our Class A common stock.
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
Item 1.    Business.
Our Company
We are a leading provider of cloud-based platforms empowering data-driven healthcare. Through the Inovalon ONE® Platform, Inovalon brings to the marketplace a national-scale capability to interconnect with the healthcare ecosystem, aggregate and analyze data in real-time, and empower the application of resulting insights to drive meaningful impact at the point of care. Leveraging its Platform, unparalleled proprietary datasets, and industry-leading subject matter expertise, Inovalon enables better care, efficiency, and financial performance across the healthcare ecosystem. From health plans and provider organizations, to pharmaceutical, medical device, and diagnostics companies, Inovalon’s unique achievement of value is delivered through the effective progression of “Turning Data into Insight, and Insight into Action®.” Supporting thousands of clients, including all 25 of the top 25 U.S. health plans, 22 of the top 25 global pharma companies, 19 of the top 25 U.S. healthcare provider systems, and many of the leading pharmacy organizations, device manufacturers, and other healthcare industry constituents, Inovalon’s technology platforms and analytics are informed by data pertaining to more than one million physicians, 574,000 clinical facilities, 332 million Americans, and 61 billion medical events.
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
Digitization of Healthcare Information.    Across the healthcare landscape, a significant amount of data is being created every day, driven by patient care, payment systems, regulatory compliance, and record keeping. This data includes information within patient health records, clinical trials, pharmacy benefit programs, imaging systems, sensors and monitoring platforms, laboratory results, patient reported information, hospital and physician performance programs, and billing and payment processing. However, despite significant investments by public and private sources within the industry, the digitized healthcare data remain largely stored in “walled gardens”—data that is static and not easily shared or interpreted. As the amount of data in healthcare continues to grow, we believe that it will be critical for participants across the healthcare industry to be able to analyze this disparate data and apply insights in a targeted manner in order to better achieve the goals of higher quality and more efficient care.
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
Unsustainable Rise in Healthcare Costs. According to the 2019 National Health Expenditure Projections prepared by the Centers for Medicare and Medicaid Services (“CMS”), healthcare spending in the U.S. is projected to have increased 5.2% in 2020, on a year-over-year basis to $4.0 trillion, up from 4.5% growth in 2019 or $3.8 trillion, representing 17.8% of 2019 U.S. Gross Domestic Product (“GDP”). CMS projects healthcare spending in the U.S. to increase to approximately 19.7% of GDP by 2028. To address this expected significant rise in healthcare costs, the U.S. healthcare market is seeking more efficient and effective methods of delivering care. This same trend is playing out across modernized nations around the globe.
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
In the pharmaceutical and life-sciences market, industry sources estimate a $63.5 billion market size for total software and related services spend. We believe that the market opportunity for our current offerings within the pharmaceutical and life-sciences market is approximately $8.5 billion.
In the consumer market, industry sources estimate a $37.9 billion global market size for mobile health applications and solutions. During 2020, we started the process of entering the consumer market through a two-pronged strategy to provide platform capabilities to consumer organizations as they seek to serve the consumer digital healthcare opportunity and provide direct to consumer offerings. We believe that, over time, analytics will also drive a significant opportunity expansion in the consumer market, as consumers seek to take a more active and informed role in how their healthcare is delivered.
The following diagram shows the progression of total market opportunity over time and our capabilities within each market segment representing our estimated market opportunity.

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
The following graphic provides a visual representation of the interactions between the Inovalon ONE® Platform and its end users.
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
The following graphic depicts our cloud-based platform approach and shows how our clients interact with the various platform applications.
The Inovalon ONE® Platform is an integrated cloud-based platform of more than 100 individual proprietary technology toolsets and deep data assets able to be rapidly configured to empower the operationalization of large-scale, data-driven healthcare initiatives. Each proprietary technology toolset, referred to as a Module, is informed by the data of billions of medical events within Inovalon’s proprietary datasets. Combinations of Modules are configured to empower highly differentiated solutions for client needs quickly and in a highly scalable fashion. The flexibility of the modular design of the Platform enables clients to integrate the capabilities of the Platform with their own internal capabilities or other third-party solutions. The Platform brings to the marketplace a highly extensible, national-scale capability to interconnect with the healthcare ecosystem on a massive scale, aggregate and analyze data in petabyte volumes, arrive at sophisticated insights in real-time, and drive meaningful impact wherever it is analytically identified best to intervene and intuitively visualize data and information to inform business strategy and execution.
The following is a visual representation of the Inovalon ONE® Platform and the underlying toolsets, or “modules.”
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
In addition to being maintained and tagged within client-specific data lakes, data we receive in the course of providing our services are statistically de-identified and stored in our MORE2 Registry®. The MORE2 Registry® goes beyond just claims data to include information about demographics, enrollment, diagnoses, procedures, pharmacy, laboratory results, and deep medical record clinical data and presents a significant representative mix of commercial, HIX Marketplace, Medicare Advantage, and managed Medicaid care plan patients. As of December 31, 2020, our MORE2 Registry® dataset contained data pertaining to more than one million physicians, 574,000 clinical facilities, 332 million Americans, and 61 billion medical events. The following is a sample of components within our MORE2 Registry®:

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
The following graphic shows the two-way exchange of data through the Inovalon ONE® Platform.

Technology Infrastructure
We believe that our track record of service is the result of our commitment to excellence and our devotion to maintaining one of the industry’s most sophisticated technology infrastructures. We have made significant investments over the past decade to build an industry-leading enterprise-scale infrastructure capable of managing the heavy computing and storage requirements of our cloud-based data-driven business. Today, we employ a combination of owned, virtualized data centers along with hosted facilities and commercial cloud capabilities to enable seamless, secure, and scalable solutions nationwide.
Our physical converged compute and storage infrastructure is deployed with a hybrid approach to cloud computing. Leveraging a focus on cloud native architectures, as well as multiple approaches to containerization, and heavily virtualized infrastructure together with orchestration and automation tools, we have achieved significant capabilities within our private cloud environment.
Aligned to a culture of cloud-agnostic design, environment selection, and production deployment, the following diagram provides a high level overview of our key infrastructure elements.
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
We have a proven track record of implementing virtualization as our current datacenters are over 95% virtualized using VMware technologies. Operations of the virtualization technologies are streamlined by the orchestration, automation, and reporting capabilities provided by our private cloud and integration with public cloud service providers. These technologies are used to provide computing, storage, and networking components to the hosting environment and provide operational efficiencies and cost optimization for the corporation.
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

Our platform is built utilizing an innovative enterprise infrastructure platform enabling robust performance scaling, strong security, high availability, and advanced business continuity options. The building blocks of this infrastructure consist of the following:
•Multiple commercial cloud environments and enterprise data centers connected by redundant high-speed WAN connections;
•High competency and utilization of virtualization technologies;
•Rapid provisioning of computing capabilities to support the dynamic elasticity needed to support the variable computing needs of the application;
•Measured service to optimize resource utilization and provide transparency of the utilized services; and
•Available hosting facilities providing physical structure compliance with Federal Information Security Management Act (“FISMA”) standards.
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
The following map shows our data center presence and the broad coverage of our MORE2 medical event incidents.

KEY
0
100,000,000+
The MORE² Registry® medical events incidents
= Inovalon Headquarters
= Office Location
= Data Center Location
= Office/Data Center Location
Alaska
Hawaii

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
•governance, frameworks, and models to promote good decision making and accountability. Our comprehensive privacy and security program is based on industry best practices, including those of the National Institute of Standards and Technology (NIST), the Control Objectives for Information and Related Technology (COBIT), Defense Information Systems Agency, and the Federal Information Security Management Act of 2002 (FISMA);
•an internal security council, which advises on and prioritizes the development of information security initiatives, projects, and policies;
•a layered approach to privacy and security management to avoid single points of failure;
•a defense in depth protection model that addresses the network, platform, application, and file and data layers;
•ongoing evaluation of privacy and security practices to promote continuous improvement;
•use of safeguards and controls including: administrative, technical, and physical safeguards;
•collaboration with our clients on best security and privacy practices; and
•working closely with leading researchers, thought leaders, and policy makers.
Platform Modularity
Our platform has been created through the use of internally-developed software coupled with industry-leading technology frameworks that are vendor-agnostic. Because we have designed and developed our own software, we have built significant flexibility and modularity into our platform components. This enables us to not only enhance our existing products as our clients’ needs evolve, but also to increase our addressable market opportunity by rapidly developing new product offerings and expanding into adjacent markets in the healthcare industry. Our acquisitions of ABILITY, Avalere, and Creehan further enhanced this process through the infusion of our data, analytics, connectivity, and cloud-based approach into additional offerings, new products, greater differentiation, additional capabilities, technologies, client relationships, and industry expertise that they bring. Our large, deep proprietary data sets in the MORE2 Registry® also enable and support this flexibility and modularity, as the depth and breadth of the data allows its analysis and application in the context of many situations across the healthcare industry-not just for payers, but also providers, pharmaceutical companies, device manufacturers, diagnostics companies, etc. For example, within the set of Inovalon ONE® Platform Components that would typically enable our Quality Measurement and Reporting offering for a national health plan, a certain subset of these Components could be combined with an additional new set of Components to enable our OBC offering with a global pharmaceutical company.
Our Clients
For over 20 years, we have provided quality services to our clients. During that time, we have built a leading position and have become a true thought leader and innovator in our industry. We have achieved significant scale, and we believe that we play a key role in the U.S. healthcare market.
With thousands of clients across the healthcare ecosystem, the following graphic illustrates our client presence amongst the larger representatives of the healthcare marketplace.

Our clients renew existing client agreements throughout the year. The renewal rates of existing client counts were approximately 90% for the years ended December 31, 2020, 2019 and 2018. The renewal rate is representative of clients with engagements exceeding $0.1 million in revenue.
Sales and Marketing
We believe that our sales and marketing initiatives are key to capitalizing on our significant market and growth opportunities. During 2018 and 2019, we significantly increased the scale and sophistication of our sales force by leveraging the expertise of technology focused personnel supported by subject matter experts, and in 2020, after noting continued sales success, we resumed the expansion of our sales force during the second half of the year. While we have successfully leveraged our sales and marketing as we have grown, we believe that additional strategic investments in sales and marketing capacity and capabilities will enable us to increasingly seize on the healthcare industry’s need for advanced technological capabilities including data connectivity, advanced analytics, data-driven intervention toolsets, and integrated business processing to empower the healthcare industry’s transformation from volume-based models to value-based models.
We sell our offerings primarily through three avenues:
•Business development led by product and management personnel:  We benefit significantly from the subject matter expertise, market credibility, thought leadership, and relationships of our executives, senior management, and product leaders within the industry. They have played, and are expected to continue to play, a significant role in the establishment and ongoing development of our client relationships.
•Business development led by dedicated sales personnel:  We have a dedicated, direct sales team, which is comprised of focused field sales professionals who are organized principally by geography and product type. Our dedicated sales personnel are supported by a sales operations staff, including product technology experts, lead generation personnel, and sales data personnel.
•Business development led by strategic channel relationships:  We increasingly are developing and expanding our use of strategic partnerships and channel relationships for the establishment and development of new and existing clients.
Our marketing and communications strategies are centered on initiatives that drive awareness of our Company and capabilities. These initiatives include: educating the market about our Company broadly; improving the marketplace’s understanding of our platform offerings; hosting industry-focused events and speaking engagements; disseminating articles discussing data trends and metrics, and strategic interfacing with key business and trade media personnel. We employ a broad array of specific events to facilitate these initiatives, including but not limited to:
•Sponsorship and partnership of key industry conferences;
•Client-focused events and programs;
•Hosting our annual Client Congress highlighted by healthcare leaders, industry icons and senior government officials sharing best practices, strategies, and trends;
•Web and social properties, digital and video content marketing, creative online advertising, and blogs; and
•Hosted webinars, direct mail, analyst relations, and media relations.
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
The competitive landscape can be characterized by the following categories of companies that provide capabilities or solutions that compete with one or more offerings of our platform:
•Large-scale healthcare-specific solutions providers, such as Optum, Change Healthcare (formerly Change Healthcare Holdings, Inc. and McKesson Technology Solutions), Cotiviti (formerly Verscend Technologies, Inc. and Cotiviti), and IQVIA (formerly QuintilesIMS);
•Providers of enterprise-scale, industry agnostic IT solutions, such as Oracle, Dell, SAP, SAS, IBM, and Cognizant;
•Large-scale IT consultants and third-party service providers, such as Accenture and Deloitte Consulting; and
•Point solution providers, such as DST Systems.
Intellectual Property
We generally rely on copyright, trademark, and trade secret laws as well as confidentiality agreements, licenses, and other agreements with employees, consultants, vendors, and customers. We also seek to control access to and distribution of our proprietary software, confidential information and know-how, technology, and other intellectual property. Historically, because our initial technological innovations were primarily algorithmic in nature, these innovations were well suited to trade secret protection. Accordingly, and due to the complex, time intensive, and costly patent process, with somewhat limited utility for business processes, the use of patents has not historically been a primary element of our intellectual property strategy.
In addition to the approaches outlined above, we have filed provisional and non-provisional patent applications and have been issued patents, and additional provisional and non-provisional patent applications may result in additional issued patents in the future, principally in the area of methodologies and processes for undertaking real-time data aggregation, normalization and analysis for applications seeking data and data analytical derivatives that require data exceeding the data held within the primary requesting application or device. We expect to continue to seek patents in the future, both in the U.S. and abroad.
We own and use trademarks in connection with our applications and services, including both unregistered common law marks and issued trademark registrations in the United States. Our material trademarks, service marks and other marks include: CARA®, Caresync Advantage®, CCS Advantage®, Distributed Analytics®, eCAAS Advantage®, ePASS®, Healthcare Empowered®, Healthier Members, Healthier Business®, HEDIS Advantage, HCC Surveillance®, HIX Foundation®, INDICES®, Inovalon®, Empowering the Transformation From Volume To Value®, Inovalon Spiral Design®, Inovalon Healthcare Empowered (and Spiral Design), Inovalon Healthcare Empowered®, iPORT™, iTCC™, MORE2 Registry®, PCIS™, Prospective Advantage®, QSFD®, QSI®, QSI-XL®, Star Advantage®, Turning Data into Insight and Insight into Action®, Data Has a Story to Tell. We Give it a Voice®, Data Diagnostics®, DDx®, ScriptMed®, Clinical Data Extraction as a Service (CDEaaS™), Natural Language Processing as a Service (NLPaaS™), Elastic Container Technology (ECT®), myABILITY®, Avalere®, Inovalon VaccineWatch™, Click, Click, Close®, and the Inovalon ONE® Platform. We also have trademark registrations and applications pending to register marks in the United States, Japan and European Union.
While our intellectual property rights are important to our success, we believe that our business as a whole is not materially dependent on any particular patent, trademark, license or other intellectual property right.
Human Capital
As of December 31, 2020, we had a total of 1,836 associates across the following areas: Technology, Innovation and Product, Data-driven Client Services, and Selling, General and Administrative. We understand people are our greatest asset and that our innovation and operational excellence are ultimately rooted in our human capital. Our success depends in large part on our ability to recruit, develop and retain a qualified, productive, and engaged workforce.
Diversity and Inclusion
Diversity and inclusion is a focus of our corporate human capital strategy. By embracing inclusion and diversity, we enhance our work environment and drive business success. We strive to reflect the diversity of the communities in which we operate and of our clients and the patients served. We endeavor to create a culture of inclusion in which our associates feel empowered to bring their full, authentic selves to work and pursue their professional goals in a setting of equality. Fostering such a culture welcomes different perspectives and generates innovation and growth. We have promoted diversity and inclusion through various initiatives including the creation of internal employee networks and building our diversity and inclusion team, and we are in the process of implementing company-wide diversity and inclusion training.
We share baseline diversity data with our board of directors twice a year and benchmark this data against our industry and the U.S. population. We also perform a benchmark survey on equitable pay to ensure there are no discriminatory practices against protected classes of employees.
As of December 31, 2020, women represented 47% of our employee population and minority or underrepresented populations are 42% of our employee population inclusive of those who identify as Asian, Black, Hispanic, or other, which includes American Indian, Alaska Native, Pacific Islander, those who identify as two or more races, and those who have declined to disclose.
Total Rewards and Employee Engagement
We maintain a competitive compensation and benefits package including incentive compensation tied to both company and individual performance, parental leave, tuition reimbursement, professional development reimbursement, retirement benefits, and we offer an employee stock purchase plan.
We also provide programs for employee recognition including spot awards, special awards which recognize individuals or teams who have demonstrated exceptional initiative and tenacity in identifying and executing key projects that impact a team, department or the company, and a program which rewards employees who go above and beyond to exemplify our core values.
We conduct regular employee pulse surveys covering a variety of topics including benefits, understanding business goals, employee engagement, and employee satisfaction. The goal of these surveys is to assess our performance as an employer and gauge our successes and identify potential areas for improvement. We have implemented a number of initiatives directly resulting from these surveys including improved benefits related to 401(k) employer contributions, improved parental leave, and improved paid time off. Our employees complete annual security and compliance training and have access to a learning center with programs tailored to employee professional career development and skill building. Additionally, we support various employee networks which foster an inclusive workplace by providing opportunities for colleagues to explore and celebrate both similarities and differences.

Our primary focus during the COVID-19 pandemic has been protecting the health and safety our employees, clients and the communities we serve. As a result, in the first quarter of 2020, we implemented our “Pandemic Plan,” which included transitioning our workforce to a remote working model and performing drills to ensure the preparedness of our workforce. We are currently conducting business with modifications to employee travel and employee work locations, among other modifications. We are continuing to monitor the impact of the COVID-19 pandemic on the health, safety and productivity of our employees.
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
•limit how we will use and disclose PHI;
•implement reasonable administrative, physical, and technical safeguards to protect such information from misuse;
•enter into similar agreements with our agents and subcontractors that have access to the information;
•report security incidents, breaches, and other inappropriate uses or disclosures of the information; and
•assist the customer in question with certain of its duties under the privacy standards.
In addition to HIPAA, HITECH, and their implementing regulations, we may be subject to state medical record privacy laws (sometimes more strict than HIPAA), including the laws of the state of California.
Other Data Protection Requirements. In addition to HIPAA, we may be subject to other U.S. federal and state laws that govern the collection, dissemination, use of and access to, personal information, including laws that prohibit unfair or deceptive privacy and security practices and/or place requirements on certain types of activities, such as data security and data access. Laws and expectations relating to privacy continue to evolve, and we continue to adapt to changing needs. For example, the California Consumer Privacy Act (“CCPA”), which became effective on January 1, 2020 and requires covered businesses to, among other things, provide disclosures to California consumers regarding the collection, use and disclosure of such consumers’ personal information and afford such consumers new rights with respect to their personal information, including the right to opt out of certain sales of personal information. California voters recently approved the California Privacy Rights Act, which will become effective on January 1, 2023, and will further expand the current obligations under the CCPA. Additional states are also considering new laws and regulations that further protect the confidentiality, privacy, and security of personal information, including medical records or other types of medical information. Further, a number of states prohibit or limit the disclosure of medical or other information to individuals or entities located outside of the United States.
Data Protection and Breaches. In recent years, there have been a number of well-publicized data breaches involving the improper use and disclosure of individuals’ personal information. Many states have responded to these incidents by enacting laws requiring holders of personal information to maintain safeguards and to take certain actions in response to a covered data breach, such as providing prompt notification of the breach to affected individuals and state officials. Under HIPAA and pursuant to our business associate agreement obligations, we must report breaches of unsecured PHI to our contractual partners upon discovery. Notification must also be made in certain circumstances to affected individuals, the U.S. Department of Health and Human Services (“HHS”), and the media.
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
We have experienced significant growth since 2016, with total revenues growing from approximately $427.6 million for the year ended December 31, 2016 to approximately $667.5 million for the year ended December 31, 2020. Future revenues may not grow at these same rates or may decline, such as the approximate 3% revenue decline in the third quarter of 2020 compared with the third quarter of 2019 and the approximate 2% revenue decline from the year ended December 31, 2015 to the year ended December 31, 2016. Our future growth will depend, in part, on our ability to grow our revenue from existing clients, to complete sales to potential new clients, to expand our client base in adjacent industry segments such as the life sciences industry and with provider organizations, to develop new services and capabilities including direct-to-consumer services, and to expand internationally, and to recover from the softness in demand experienced in 2020 as a result of the ongoing impact of the COVID-19 pandemic. We can provide no assurances that we will be successful in executing on these growth strategies or that, even if our key metrics, such as trailing twelve month Patient Analytics Months (“PAM”), would indicate future growth, we will continue to grow our revenue, margins or net income. Our ability to execute on our existing sales pipeline, create additional sales opportunities, and expand our client base depends on, among other things, the attractiveness of our services relative to those offered by our competitors, our ability to demonstrate the value of our existing and future services, and our ability to attract and retain a sufficient number of qualified sales and marketing leadership and support personnel. In addition, clients in certain industries in which we have a more limited presence, such as the life sciences industry, may be slower to adopt our services than we currently anticipate, which could adversely affect our results of operations and growth prospects.
If our existing clients do not renew their agreements with us, renew at lower fee levels, decline to purchase additional services from us, choose to purchase fewer services from us, or terminate their agreements with us, and we are unable to replace any lost revenue, our business and operating results could suffer.
We historically have derived, and expect in the future to derive, a significant portion of our revenue from renewals of existing client agreements and sales of additional services to existing clients. As a result, achieving a high renewal rate of our client agreements and selling additional services to existing clients is critical to our future operating results. The renewal rates of existing client counts, representative of clients with engagements exceeding $0.1 million in revenue, for the years ended December 31, 2020, 2019 and 2018 were approximately 90%. It is difficult to predict our client renewal rate, and we may experience significantly more difficulty than we anticipate in renewing existing client agreements. Factors that may affect the renewal rate for our services and our ability to sell additional services include:
•the price, performance and functionality of our services;
•the availability, price, performance and functionality of competing services;
•our clients’ perceived ability to develop and perform the services that we offer using their internal resources;
•our ability to develop complementary services;
•our continued ability to access the data necessary to enable us to effectively develop and deliver new services to clients;
•the stability and security of our platform;
•changes in healthcare laws, regulations or trends; and
•the business environment of our clients, in particular, reductions in our clients’ membership populations and budgetary constraints affecting our clients.
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
Our top ten clients accounted for approximately 29% of our revenues for the year ended December 31, 2020. The engagement between these clients and us generally is covered through multiple separate statements of work (“SOWs”), each often with different and/or staggered terms which are all multi-year in their duration, ranging typically from two to five years. We can provide no assurance that these clients will renew their existing contracts or all SOWs with us upon expiration or that any such failure to renew will not have a material adverse effect on our revenue. If we lose one or more of our top clients, or if one or more of these clients significantly decreases its use of our services, our business and operating results could be materially and adversely affected.
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
Our market opportunity estimates and growth forecasts are subject to increased uncertainty and are based on assumptions and estimates regarding, among other things, the length and ultimate impacts of the COVID-19 pandemic, that may not prove to be accurate. For example, during the first three quarters of 2020, we experienced demand delays with respect to certain of our services businesses and legacy platform offerings. We believe these demand delays are a result of the impact of the COVID-19 pandemic and do not reflect permanent demand loss, however we can provide no assurance with respect to the length or degree of such delays, or that demand will return to historical levels in the post COVID-19 period. In addition, while the COVID-19 outbreak may provide us with new business opportunities, including telehealth product offerings, we may experience regulatory compliance, technology, staffing, and related business development risks associated with any new business opportunities if clients request, and we attempt to offer, these products and solutions on an expedited basis in support of COVID-19 efforts. Further, we may be unable to meet evolving demands of our clients by introducing new high-quality services or modifying our services to meet changing demands, and our services may become less attractive than services offered by our competitors, any of which may lead to loss of clients.
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
After a client contract is signed, we provide an implementation process for the client during which we load, test, and integrate data into our system and train client personnel. Our implementation cycle can range widely from 20 to 90 days from contract execution to completion of implementation, to implementations that can require in excess of one or two years depending on the amount and quality of the client’s data, how quickly the client facilitates access to data, the number and complexity of newly required connections, the confirmation of software, or the development of any custom elements of software. In addition, for certain clients, our third-party vendors must go through delegation processes in order to become authorized to provide certain services to those clients, which could delay our ability to provide such services to those clients. During the implementation cycle, we expend time, effort, and financial resources implementing our services, but accounting principles do not allow us to recognize the resulting revenue until implementation is complete and the services are available for use by our clients. If implementation periods are extended, revenue recognition will be delayed, which could adversely affect our results of operations in certain periods.
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
We have previously and may in the future seek to acquire or invest in businesses, services, or technologies that we believe could complement or expand our services, enhance our technical capabilities, or otherwise offer growth opportunities. For example, on July 6, 2017, we completed the acquisition of ComplexCare Solutions, Inc. and ComplexCare Solutions IPA, LLC (together, “CCS”), and on April 2, 2018, we acquired ABILITY. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated. Acquisitions also could result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results and financial condition. In addition, we have limited experience in acquiring other businesses. We may not achieve the anticipated benefits from the acquired business, including from CCS or ABILITY, due to a number of factors, including:
•inability or difficulty integrating and benefiting from acquired technologies, services, or clients in a profitable manner, including as a result of reductions in operating income, increases in expenses, the failure to achieve anticipated synergies, or otherwise;
•unanticipated costs or liabilities associated with the acquisition;
•difficulty integrating the accounting systems, operations, and personnel of the acquired business;
•adverse effects to our existing business relationships with business partners and clients as a result of the acquisition;
•assuming potential liabilities of an acquired company;
•possibility of overpaying for acquisitions, particularly those with significant intangibles and those assets that derive value using novel tools or are involved in niche markets;
•difficulty in acquiring suitable businesses, including challenges in predicting the value an acquisition will ultimately contribute to our business;
•the potential loss of key employees;
•use of substantial portions of our available cash to consummate the acquisition; and
•the need to understand local healthcare regulatory regimes.
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
An element of our growth strategy is to expand internationally. In addition, we intend to continue to utilize certain third-party vendors that are located outside of the United States. For example, we currently contract with a third-party vendor in India that provides IT support for certain of our operations. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. Because of our limited experience with international operations, any international expansion efforts might not be successful in creating demand for our services outside of the United States or in effectively selling our services in the international markets we enter. In addition, we will face risks in doing business internationally that could adversely affect our business, including:
•the need to localize and adapt our services for specific countries, including translation into foreign languages and associated expenses;
•difficulties in staffing and managing foreign operations;
•different pricing environments, longer sales cycles, and longer accounts receivable payment cycles and collections issues;
•new and different sources of competition;
•weaker protection for intellectual property and other legal rights than in the United States and practical difficulties in enforcing intellectual property and other rights outside of the United States;
•laws and business practices favoring local competitors;
•compliance challenges related to the complexity of multiple, conflicting, and changing governmental laws and regulations, including employment, anti-bribery, foreign investment, tax, privacy, and data protection laws and regulations;
•increased financial accounting and reporting burdens and complexities;
•adverse tax consequences;
•compliance risks associated with U.S. customs and export control regulations, including the U.S. Export Administration Act, regarding importing, exporting or transferring data across international borders;
•compliance risks associated with the European Union’s General Data Protection Regulation including with respect to export of personal data outside of the European Union, or the privacy laws of other applicable jurisdictions; and
•if we denominate our international contracts in local currencies, fluctuations in the value of the U.S. dollar and foreign currencies might impact our operating results when translated into U.S. dollars.
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
Risks Related to Technology and Data Privacy
If our security measures fail or are breached and unauthorized access to a client’s data is obtained, our services may be perceived as insecure, we may incur significant liabilities, our reputation may be harmed, and we could lose sales and clients.
Our services involve the storage and transmission of clients’ proprietary information, sensitive or confidential data, including valuable intellectual property and personal information of employees, clients and others, as well as protected health information, or PHI, of our clients’ patients. Because of the extreme sensitivity of the information we store and transmit, the security features of our computer, network, and communications systems infrastructure are critical to the success of our business. A breach or failure of our security measures could result from a variety of circumstances and events, including third-party action, employee negligence or error, malfeasance, computer viruses, cyber-attacks by computer hackers, failures during the process of upgrading or replacing software and databases, power outages, hardware failures, telecommunication failures, user errors, or catastrophic events. Information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks, including, for example, the Spectre and Meltdown threats in 2018 and 2019 which, rather than acting as viruses, were design flaws in many CPUs that allowed programs to steal data stored in the memory of other running programs and required patch software to correct. In addition, during 2020, cybersecurity threats in the healthcare sector in general continued to increase as a result of the COVID-19 pandemic, including in the form or ransomware attacks from third party vendors, as hackers attempted to take advantage of vulnerabilities caused by remote working and overwhelmed healthcare systems. As cyber threats continue to evolve, we may be required to expend additional resources to further enhance our information security measures and/or to investigate and remediate any information security vulnerabilities. If our security measures fail or are breached, it could result in unauthorized persons accessing sensitive client or patient data (including PHI), a loss of or damage to our data, an inability to access data sources, or process data or provide our services to our clients. Such failures or breaches of our security measures, or our inability to effectively resolve such failures or breaches in a timely manner, could severely damage our reputation, adversely affect client or investor confidence in us, and reduce the demand for our services from existing and potential clients. In addition, we could face litigation, damages for contract breach, monetary penalties, or regulatory actions for violation of applicable laws or regulations, and incur significant costs for remedial measures to prevent future occurrences and mitigate past violations. Although we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and in any event, insurance coverage would not address the reputational damage that could result from a security incident.
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
We have incurred, and will continue to incur, significant costs to establish and maintain these safeguards and, if additional safeguards are required to comply with HIPAA or our clients’ requirements, our costs could increase further, which would negatively affect our operating results. Furthermore, if we fail to maintain adequate safeguards, or if we use or disclose PHI in a manner not permitted by HIPAA or our agreements with our clients, or if the privacy or security of PHI that we obtain and handle is otherwise compromised, we could be subject to significant liabilities and consequences, including, without limitation:
•breach of our contractual obligations to clients, which may result in contract terminations and potentially significant financial obligations to our clients;
•investigation by the federal regulatory authorities empowered to enforce HIPAA - the Office for Civil Rights (OCR) within HHS, and the possible imposition of civil and criminal penalties;
•investigation by the state attorneys general empowered under HITECH to enforce comparable state laws, and the possible imposition of civil and criminal penalties;
•private litigation by individuals adversely affected by any violation of HIPAA, HITECH, or comparable state laws to which we are subject; and
•negative publicity, which may decrease the willingness of current and potential future clients to work with us and negatively affect our sales and operating results.
Laws and expectations relating to privacy continue to evolve, and we continue to adapt to changing needs. Nevertheless, changes in these laws may limit our data access, use, and disclosure, and may require increased expenditures by us or may dictate that we not offer certain types of services. In addition, data protection, privacy and similar laws protect more than patient information and, although they vary by jurisdiction, these laws can extend to employee information, business contact information, provider information, and other information relating to identifiable individuals. For example, on January 1, 2020, the CCPA became effective, which requires covered businesses to, among other things, provide disclosures to California consumers regarding the collection, use and disclosure of such consumers’ personal information and afford such consumers new rights with respect to their personal information, including the right to opt out of certain sales of personal information. In November 2020, California voters approved the California Privacy Rights Act, which will become operative on January 1, 2023, and will further expand the current obligations under the CCPA. We believe that further increased regulation in additional jurisdictions is likely in the area of data privacy. Any of the foregoing may have a material adverse effect on our ability to provide services to our clients and, in turn, our results of operations.
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
Risks Related to Healthcare Regulation
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
There are many factors that could affect the purchasing practices, operations and, ultimately, the operating funds of healthcare organizations, such as reimbursement policies for healthcare expenses, consolidation in the healthcare industry, and regulation, litigation, and general economic conditions. In particular, we could be required to make unplanned modifications to our services or could suffer delays or cancellations of orders or reductions in demand for our services as a result of changes in regulations affecting the healthcare industry, such as any increased regulation by governmental agencies, changes to HIPAA and other federal or state privacy laws, laws relating to the tax-exempt status of many of our clients or restrictions on permissible discounts, and other financial arrangements. We cannot predict with certainty what additional healthcare regulations, if any, will be implemented at the federal and state level, or what the ultimate effect of federal healthcare reform or any future legislation or regulation will have on us and our clients. We cannot predict with certainty what effect the current or future U.S. presidential administration together with the U.S. Congress may have, if any, on coverage and reimbursement for healthcare items and services.. Regardless of the prevailing political environment in the United States, Medicare, Medicaid and managed care organizations are increasing pressure to both control healthcare utilization and to limit reimbursement. Changes in reimbursement programs or regulations, including retroactive and prospective rate and coverage criteria changes, competitive bidding for certain products and services, and other changes intended to reduce expenditures could adversely affect the portions of our clients’ businesses that are dependent on third-party reimbursement or direct governmental payment. Moreover, to the extent that our clients experience reimbursement pressure resulting in lower revenue for them, their demand for our products and services might decrease. It is unclear what long-term effects the general economic conditions will have on the healthcare industry, and in turn, on our business, financial condition, and results of operations.
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
Many healthcare laws are complex, subject to frequent change, and dependent on interpretation and enforcement decisions from government agencies and other adjudicatory bodies with broad discretion. The application of these laws to us, our clients, or the specific services and relationships we have with our clients is not always clear. In addition, federal and state legislatures have periodically enacted programs designed to reform or amend the U.S. healthcare system at both the federal and state level, such as the enactment of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the “ACA”). The ACA included provisions to control health care costs, improve health care quality, and expand access to affordable health insurance. Together with ongoing statutory and budgetary policy developments at a federal level, this health care reform legislation could include changes in Medicare and Medicaid payment policies and other health care delivery administrative reforms that could potentially negatively impact the business of our clients. Because not all the administrative rules implementing health care reform under the legislation have been finalized, because of recent judicial action, because of ongoing federal fiscal budgetary pressures yet to be resolved for federal health programs, and because of the lack of implementing regulations or interpretive guidance, gradual and partially delayed implementation, possible amendment, repeal or further implementation delays, the full impact of the health care reform legislation and of further statutory actions to reform healthcare payment on our business and the business of our clients is unknown. Further, on December 15, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the individual mandate was repealed by Congress. Further, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari and held oral arguments on November 10, 2020. Accordingly, we continue to evaluate the potential impact of the ACA and its possible repeal or replacement on our business. In addition, we expect that the incoming U.S. presidential administration together with the U.S. Congress will continue to seek to revisit or update certain provisions of the ACA. Any such repeal, update or replacement, if applicable, will likely take time to be implemented and there can be no assurances that health care reform legislation will not adversely impact either our operational results or the manner in which we operate our business. Health care industry participants may respond by reducing their investments or postponing investment decisions, including investments in our platforms, solutions and services. Our failure to anticipate accurately the application of these laws and similar or future laws and regulations, or our failure to comply with them, could create liability for us, result in adverse publicity, and negatively affect our business.
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
We provide many types of data and services that already are subject to regulation under HIPAA and, to a lesser extent, various other federal, state, and local laws and regulations. These laws and regulations are designed to protect the privacy of the public and to prevent the misuse of personal information in the marketplace. However, many consumer advocates, privacy advocates, and government regulators believe that existing laws and regulations do not adequately protect privacy. They have become increasingly concerned with the use of personal information, including health information. As a result, they are lobbying for further restrictions on the dissemination or commercial use of personal information to the public and private sectors. Similar initiatives are under way in other countries in which we may do business in the future, and many other countries already have robust and comprehensive data protection laws regulating personal information, including health information. Most recently, on December 10, 2020, HHS issued a Notice of Proposed Rulemaking which, if finalized, would make changes to some of HIPAA’s regulatory requirements. The following legal and regulatory developments also could have a material adverse effect on our business, financial position, results of operations, or cash flows:
•amendment, enactment, or interpretation of laws and regulations that restrict the access and use of personal information and reduce the supply of data available to clients;
•changes in cultural and consumer attitudes to favor further restrictions on information collection and sharing, which may lead to regulations that prevent full utilization of our solutions;
•failure of our solutions to comply with current laws and regulations; and
•failure of our solutions to adapt to changes in the regulatory environment in an efficient, cost-effective manner.

Laws regulating the corporate practice of medicine could restrict the manner in which we provide our clients certain of our data-driven intervention toolsets, and the failure to comply with such laws could subject us to penalties or require that we change the manner in which we provide such toolsets.
Among our data-driven intervention toolsets are supplemental member encounters (“SMEs”). While some clients utilize our platform toolsets to conduct their own SMEs directly or through third-parties, some of our clients engage us to utilize our data-driven intervention toolsets to facilitate SMEs. In such cases, we contract with third-parties to perform such SMEs utilizing our data-driven intervention toolsets, or we may utilize our own associates to undertake such SMEs. Certain of our SMEs may be considered the practice of medicine. Some states have laws that prohibit business entities from practicing medicine, employing providers to practice medicine, exercising control over medical decisions by providers (also known collectively as the corporate practice of medicine). These laws, regulations, and interpretations have, in certain states, been subject to enforcement, as well as judicial and regulatory interpretation, and are subject to change.
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
Laws regulating telemedicine could restrict the manner in which we provide our clients with SMEs, and the failure to comply with such laws could subject us to penalties or require that we change the manner in which we provide SMEs using telemedicine.
Among our data-driven intervention tool sets are SMEs performed using telemedicine technologies, including interactive audio-video communications. The U.S. and many state governments have laws and guidelines governing the practice of telemedicine, including requirements for interactive audio-video communications, eligible originating sites and reimbursement coverage, These laws, regulations, and interpretations have, in certain states, been subject to enforcement, judicial and regulatory interpretations, and are subject to change. Moreover, we cannot predict with certainty whether certain federal and state telemedicine waivers granted in connection with the COVID-19 pandemic and under which we operate will expire, be extended, be modified, or be made permanent in some manner.
Risks Related to Our Indebtedness
Our debt may restrict our future operations.
We have substantial debt and have the ability to incur additional debt. As of December 31, 2020, we had approximately $908.0 million of outstanding principal indebtedness. Our incurrence of substantial amounts of debt may have significant consequences. For instance, it could:
•make it more difficult for us to satisfy our financial obligations, including those relating to our outstanding debt;
•require us to dedicate a substantial portion of our cash flow from operations to the payment of interest and principal due under our debt, which will reduce funds available for other business purposes;
•increase our vulnerability to general adverse economic and industry conditions;
•limit our flexibility in planning for, or reacting to, changes in our business;
•place us at a competitive disadvantage compared with some of our competitors that have less debt; and
•limit our ability to obtain additional financing required to fund working capital and capital expenditures and for other general corporate purposes.
Our 2018 Credit Agreement (as defined in “Note 10—Debt” in the notes to our audited consolidated financial statements, included elsewhere in this Annual Report on Form 10-K) and the terms of our other debt instruments, including agreements relating to debt we may incur in the future, contain or will contain covenants imposing significant restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. For instance, these covenants place restrictions on our ability to, among other things: incur additional debt; create additional liens, merge or consolidate; make certain investments, loans, advances, guarantees and acquisitions; make certain restricted payments; or enter into transactions with affiliates. In addition, our 2018 Credit Agreement requires that we comply with certain financial ratios, including a maximum senior secured net leverage ratio test. Our ability to comply with these covenants may be adversely affected by events beyond our control, including prevailing economic, financial and industry conditions. A breach, or alleged breach, of any of these covenants could result in a default and our lenders could elect to declare all amounts outstanding to be immediately due and payable and to terminate all commitments to extend further credit. If we were unable to repay those amounts, the secured lenders could proceed against the collateral granted to them to secure such indebtedness. There can be no assurance that we will have sufficient assets to repay amounts due under our indebtedness.
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
Certain instruments within our debt profile, including our 2018 Credit Agreement, bear interest at rates that are indexed to the London Interbank Offered Rate (“LIBOR”), which is a benchmark rate at which banks offer to lend funds to one another in the international interbank market for short term loans. On July 27, 2017, the United Kingdom Financial Conduct Authority (“FCA”), which regulates LIBOR, announced its intention to stop persuading or compelling banks to submit LIBOR quotations by the end of 2021. Further, on November 30, 2020, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corp. and the Office of the Comptroller of the Currency issued a joint statement (the “Joint Statement”) on LIBOR transition, in connection with which ICE Benchmark Administration Limited, in its capacity as administrator of U.S. LIBOR, announced its plan to extend the date that most U.S. LIBOR values would cease being computed and announced from December 31, 2021 to June 30, 2023. Even though U.S. LIBOR would continue to be published through June 30, 2023, the Joint Statement called on banks to cease entering into new contracts that use U.S. LIBOR as a reference rate by no later than December 31, 2021, and if practicable, as far in advance of that deadline as possible. We cannot predict the impact of the potential phase out of LIBOR on our debt agreements and interest rates. In particular, our 2018 Credit Agreement does not contain a procedure for determining an alternative base rate in the event that LIBOR is discontinued. We intend to work with our lenders to determine an alternative base rate to LIBOR in the event LIBOR is discontinued, however there can be no assurances as to what an alternative base rate may be and whether such alternative base rate will be more or less favorable than LIBOR. In addition, any other legal or regulatory changes made by the FCA or other governance or oversight bodies in the method by which LIBOR is determined or the transition from LIBOR to a successor benchmark may result in, among other things, a sudden or prolonged increase or decrease in LIBOR, a delay in the publication of LIBOR, or changes in the rules or methodologies in LIBOR, all of which may discourage market participants from continuing to administer or to participate in LIBOR’s determination and, in certain situations, could result in LIBOR no longer being determined and published. Any of these proposals or consequences could have a material adverse effect on our financing costs. Furthermore, there is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions, significant increases in benchmark rates, or borrowing costs to borrowers, any of which could have an adverse effect on our business, results of operations, financial condition, and liquidity
Risks Related to Our Class A Common Stock
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
Our quarterly results of operations, including our revenue, cost of revenue, net income, and cash flows, may vary significantly in the future, and sequential quarter-to-quarter comparisons of our operating results may not be meaningful. In addition to the other risk factors included in this section, some of the important factors that may cause sequential quarter-to-quarter fluctuations in our operating results include:
•seasonal variations driven primarily by regulatory timelines have historically caused a significantly higher proportion of our services to be performed, and therefore revenues and costs to be recognized, during the second and, to a lesser extent, the fourth quarters of the year compared to the first and, most significantly, the third quarter, (quarter to quarter financial performance may increasingly vary from historical seasonal trends as we further expand into adjacent markets and increase the portion of our revenue generated from new offerings);

•possible delays in the expected recognition of revenue due to lengthy and sometimes unpredictable sales and implementation timelines;
•the amount and timing of operating expenses related to the maintenance and expansion of our business, operations, and infrastructure;
•the timing and success of introductions of new applications and services by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, clients, or strategic partners;
•the addition or loss of large clients, including through acquisitions or consolidations of such clients;
•network outages or security breaches;
•our ability to attract new clients;
•general economic, industry, and market conditions;
•client renewal rates and the timing and terms of client renewals;
•changes in our pricing policies or those of our competitors;
•the mix of applications and services sold during a period; and
•the timing of expenses related to the development or acquisition of technologies or businesses.
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
We are currently controlled by holders of our Class B common stock. As of January 31, 2021, holders of our Class B common stock beneficially own an aggregate of approximately 91% of the voting power of our common stock. In particular, Dr. Dunleavy beneficially owns an aggregate of approximately 64% of the voting power of our common stock, and Mr. Hoffmann beneficially owns an aggregate of approximately 22% of the voting power of our common stock. The shares beneficially owned by Dr. Dunleavy and Mr. Hoffmann and certain other stockholders are shares of Class B common stock, which have 10 votes per share, whereas each share of Class A common stock has one vote per share. As long as holders of our Class B common stock control at least a majority of the voting power of our outstanding common stock, they will have the ability to exercise substantial control over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the election and removal of directors and the size of our board of directors, any amendment of our certificate of incorporation or bylaws, or the approval of any merger or other significant corporate transaction, including a sale of all or substantially all of our assets. Even if their ownership falls below 50%, holders of our Class B common stock will continue to be able to exert significant influence or effectively control our decisions because of the dual class structure of our common stock. This concentrated control by our Class B common stockholders will limit or preclude your ability to influence those corporate matters for the foreseeable future and, as a result, we may take actions that holders of our Class A common stock do not view as beneficial. This dual class structure may adversely affect the market price of our Class A common stock. In addition, this structure may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
The market price of our Class A common stock may fluctuate significantly. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. Factors, many of which are beyond our control, that could cause fluctuations in the market price of our Class A common stock include the following:
•overall performance of the equity markets;
•our operating performance and the performance of other similar companies;
•changes in the market valuations of similar companies;
•changes in our capital structure, such as future issuances of securities or the incurrence of debt;
•changes in the estimates of our operating results that we provide to the public or our failure to meet these projections;

•failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors or changes in recommendations by securities analysts that elect to follow our Class A common stock;
•sales of shares of our Class B common stock by our stockholders;
•announcements of technological innovations, new services or enhancements to services, acquisitions, strategic alliances, or significant agreements by us or by our competitors;
•disruptions in our services due to computer hardware, software, or network problems or a security breach;
•announcements of client additions and client cancellations or delays in client purchases;
•recruitment or departure of key personnel;
•the economy as a whole or market conditions in our industry and the industries of our clients;
•litigation involving us, our industry, or both, or investigations by regulators into our operations or those of our competitors;
•developments or disputes concerning our intellectual property or other proprietary rights;
•new laws or regulations, or new interpretations of existing laws or regulations, applicable to our business;
•the size of our market float; and
•any other factors discussed in this Annual Report on Form 10-K.
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
Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay, or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder (generally a stockholder, who together with affiliates and associates, owns 15% or more of our voting rights) for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our stockholders. In addition, our restated certificate of incorporation and bylaws contain provisions that may make the acquisition of our company more difficult, including the following:
•we have a dual class common stock structure, which could provide the holders of our Class B common stock, including our executive officers, directors, and their affiliates, with the ability to control the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the shares of our outstanding Class A and Class B common stock;
•when the outstanding shares of our Class B common stock represent less than 10% of the total outstanding shares of our common stock, certain amendments to our restated bylaws will require the approval of two-thirds of the voting power of our then-outstanding shares of common stock;
•when the outstanding shares of our Class B common stock represent less than 10% of the total outstanding shares of our common stock, vacancies on our board of directors will be able to be filled only by our board of directors and not by stockholders;

•when the outstanding shares of our Class B common stock represent less than 10% of the total outstanding shares of our common stock, our board of directors will be classified into three classes of directors with staggered three-year terms and directors will only be able to be removed from office for cause;
•when the outstanding shares of our Class B common stock represent less than 10% of the total outstanding shares of our common stock, our stockholders will only be able to take action at a meeting of stockholders and not by written consent;
•only our chairman, our chief executive officer, a majority of our board of directors, or stockholders holding shares representing at least 50% of the combined voting power of our Class A common Stock and Class B common stock will be authorized to call a special meeting of stockholders until the outstanding shares of our Class B common stock represent less than 10% of the total outstanding shares of our common stock, at which time only our chairman, our chief executive officer, or a majority of our board of directors will be authorized to call a special meeting of stockholders;
•advance notice procedures will apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders;
•our restated certificate of incorporation authorized up to 100,000,000 shares of undesignated preferred stock, the terms of which may be established, and shares of which may be issued, without stockholder approval; and
•certain litigation against us can only be brought in Delaware.
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
General Risk Factors
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
The demand for our platform capabilities, toolsets and services may be impacted by factors that are beyond our control, including macroeconomic, political and market conditions, the availability of short-term and long-term funding and capital, and the level of interest rates. We believe that the state of economic and political conditions in the U.S. is particularly uncertain due to the ongoing COVID-19 pandemic, as well as continuing political discord between and among the legislative and executive branches of the U.S. government and that additional uncertainty is likely in the near future, including, without limitation, as a result of potential changes to the political environment as a result of the new presidential administration. Potential shifts in legislative and regulatory conditions concerning, among other matters, international trade and taxation, as well as healthcare, and/or an uneven recovery or a renewed global downturn may contribute to reduced demand for our platforms, toolsets and services, which could have an adverse effect on our results of operations and financial condition.
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
We have filed a limited number of provisional and non-provisional patent applications, which have resulted in issued patents and which may or may not result in an additional issued patent or patents in the future. In addition, we do not know whether the examination process will require us to narrow our claims as to pending applications. To the extent that patents are issued from our patent applications, which are not certain, they may be contested, circumvented or invalidated in the future. Moreover, the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages, may be successfully challenged by third parties, and, as with any technology, competitors may be able to develop similar or superior technologies to our own now or in the future.
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
Our ability to obtain, protect, and enforce our intellectual property rights is subject to uncertainty as to the scope of protection, registrability, patentability, validity, and enforceability of our intellectual property rights in each applicable jurisdiction, as well as the risk of general litigation or third-party oppositions.
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
In addition, in most instances, we have agreed to indemnify our clients against certain third-party claims, which may include claims that one of our services infringes the intellectual property rights of such third parties. These claims may require us to initiate or defend protracted and costly litigation on behalf of our clients, regardless of the merits of these claims. If any of these claims succeed, we may be forced to pay damages on behalf of our clients or may be required to obtain licenses for the products they use. If we cannot obtain all necessary licenses on commercially reasonable terms, our customers may be forced to stop using our services. In addition, our business could be adversely affected by any significant disputes between us and our clients as to the applicability or scope of our indemnification obligations to them. The results of any intellectual property litigation to which we might become a party, or for which we are required to provide indemnification, may also require us to do one or more of the following:
•cease offering or using technologies that incorporate the challenged intellectual property;
•make substantial payments for legal fees, settlement payments, or other costs or damages;
•obtain a license, which may not be available on reasonable terms, to sell or use the relevant technology; or
•redesign technology to avoid infringement, if feasible.
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
Item 1B.    Unresolved Staff Comments.
None.
Item 2.    Properties.
Our corporate headquarters is located in Bowie, Maryland, where we occupy approximately 130,000 square feet under a lease agreement that expires in June 2029. In addition, we lease an aggregate of approximately 313,000 square feet at the following locations: Minneapolis, Minnesota; Washington, DC; Nashville, Tennessee; Phoenix, Arizona; Tampa, Florida; Canonsburg, Pennsylvania; Boston, Massachusetts; and Yellow Springs, Ohio. We own one property in Snellville, Georgia, which is approximately 12,000 square feet. In addition, we maintain a number of leases for smaller office facilities in various locations in the regions of our clients coinciding with specific client needs.
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
The line graph and table below compare the cumulative total stockholder return on our Class A common stock with the NASDAQ Composite-Total Returns Index and the NASDAQ Computer Index. This graph and table assume the investment of $100 in Company common stock on December 31, 2016 and assumes the reinvestment of dividends, if any, on the relevant payment dates.
The following performance graph is historical and not necessarily indicative of future price performance.
The following table was used to prepare the preceding chart, assumes $100 was invested at the close of market on December 31, 2016, and illustrates the value of the investment based on quoted prices as of the indicated dates:

	December 31,
	2016	2017	2018	2019	2020
Inovalon Holdings, Inc.	$100	$146	$138	$183	$176
NASDAQ Composite Index	$100	$128	$123	$167	$239
NASDAQ Computer Index	$100	$139	$134	$201	$301
Holders
As of January 31, 2021, there were 72 stockholders of record of our Class A common stock. However, because many shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe there are substantially more beneficial holders of our common stock than record holders. As of January 31, 2021, there were 16 stockholders of record of our Class B common stock.
Dividend Policy
Our board of directors does not currently intend to declare and pay dividends on our common stock. However, our board of directors will periodically reevaluate our dividend policy and may determine to pay dividends in the future. Any future determination to declare cash dividends will be at the sole discretion of our board of directors. No dividends were declared during the years ended December 31, 2020 and 2019.
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

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands, except per share information)
Consolidated Statement of Operations Data:
Revenue	$667,524	$642,410	$527,676	$449,358	$427,588
Income (Loss) from operations	71,710	69,487	(2,585)	33,789	37,634
Net income (loss)	22,579	7,775	(39,164)	34,818	27,104
Net income (loss) attributable to common stockholders	21,906	7,538	(39,164)	33,828	26,943
Basic net income (loss) per share	$0.15	$0.05	$(0.27)	$0.24	$0.18
Diluted net income (loss) per share	$0.15	$0.05	$(0.27)	$0.24	$0.18

	December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$123,880	$93,094	$115,591	$208,944	$127,683
Short-term investments	—	—	7,000	267,288	445,315
Accounts receivable, net of allowances	148,003	139,514	104,405	90,054	85,591
Working capital	158,798	126,877	130,817	466,628	601,720
Property, equipment and capitalized software, net	168,113	147,741	141,758	125,768	76,420
Goodwill	955,881	955,881	956,029	184,932	184,557
Total assets	1,971,398	1,908,634	1,921,415	995,078	1,053,344
Long-term debt and finance lease liabilities	903,333	896,203	953,441	203,359	236,465
Total liabilities	1,262,684	1,220,475	1,238,826	352,306	369,767
Total stockholders’ equity	708,714	688,159	682,589	642,772	683,577
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
Overview
We are a leading provider of cloud-based platforms empowering data-driven healthcare. Through the Inovalon ONE® Platform, Inovalon brings to the marketplace a national-scale capability to interconnect with the healthcare ecosystem, aggregate and analyze data in real-time, and empower the application of resulting insights to drive meaningful impact at the point of care. Leveraging its Platform, unparalleled proprietary datasets, and industry-leading subject matter expertise, Inovalon enables better care, efficiency, and financial performance across the healthcare ecosystem. From health plans and provider organizations, to pharmaceutical, medical device, and diagnostics companies, Inovalon’s unique achievement of value is delivered through the effective progression of “Turning Data into Insight, and Insight into Action®.” Supporting thousands of clients, including all 25 of the top 25 U.S. health plans, 22 of the top 25 global pharma companies, 19 of the top 25 U.S. healthcare provider systems, and many of the leading pharmacy organizations, device manufacturers, and other healthcare industry constituents, Inovalon’s technology platforms and analytics are informed by data pertaining to more than one million physicians, 574,000 clinical facilities, 332 million Americans, and 61 billion medical events.
We generate the substantial majority of our revenue through the sale or subscription licensing of our platform solutions, as well as revenue from related arrangements for advisory, implementation, and support services.
COVID-19
The outbreak of the novel coronavirus disease (“COVID-19”) was labeled a global pandemic by the World Health Organization in March 2020 and has led to material and adverse impacts on the U.S. and global economies and created widespread uncertainty. In response to the COVID-19 pandemic, in the first quarter of 2020, we implemented our “Pandemic Plan,” which included transitioning our workforce to a remote working model and performing drills to ensure the preparedness of our workforce. As of the date of this Annual Report on Form 10-K, we have not experienced significant disruption in our operations as a result of the COVID-19 pandemic, and we are conducting business with modifications to employee travel and employee work locations, among other modifications. In response to the pandemic and changes in telehealth-related and other policies and guidelines from the U.S. government, we launched data-driven and analytically informed telehealth capabilities within a number of our platform offerings in the first quarter of 2020. During 2020, certain services and legacy offerings experienced a degree of softness resulting from the COVID-19 pandemic, which we believe are temporary and that a significant portion of this softness represents demand delays (not demand loss). Although we expect these businesses and offerings to experience a degree of “catch-up” following the COVID-19 pandemic impact period, we can provide no assurance that demand delays experienced will not result in permanent demand loss, or as to the timing of the peak of the pandemic and the ultimate impact of the pandemic on the U.S. and global economy and on our business. In addition, the COVID-19 pandemic has had and is likely to continue to have adverse effects on our clients, suppliers and third-party business partners.
The extent to which the COVID-19 pandemic impacts our business, operations, and financial results, including the duration and magnitude of such impact, will depend on numerous factors that the company may not be able to accurately predict, including those discussed in Part I Item 1A. Risk Factors in this Annual Report on Form 10-K. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, clients, partners, and stockholders.
Key Metrics
We review a number of metrics, including the key metrics shown in the table below (in thousands). We believe that these metrics are indicative of our overall level of analytical activity and the underlying growth in our business.

	Year Ended December 31,
	2020	2019	2018
MORE[2] Registry® dataset metrics(1)
Unique patient count(2)	332,830	314,788	264,220
Medical event count(3)	61,780,523	53,363,411	42,898,600
Trailing twelve-month Patient Analytics Months (“PAM”)(1)(4)	70,692,852	65,088,648	48,099,042
_______________________________________
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

	Year Ended December 31,
	2020	2019	2018
Investment in Innovation
Research and development(1)	$33,503	$33,686	$28,638
Capitalized software development(2)	48,831	36,583	38,253
Research and development infrastructure investments(3)	—	1,581	12,748
Total investment in innovation	$82,334	$71,850	$79,639
As a percentage of revenue
Research and development(1)	5%	5%	5%
Capitalized software development(2)	7%	6%	7%
Research and development infrastructure investments(3)	—%	—%	3%
Total investment in innovation	12%	11%	15%
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
Mix of Subscription-Based Platform Offerings and Legacy Solutions.    In 2018, we executed an intentional transition in our offering portfolio from legacy platform solutions to subscription-based cloud-based platform offerings with add-on advisory services. Subscription-based cloud-based platform offerings are generally defined as modular, cloud-based solutions that utilize dynamic, high-speed cloud-based compute and storage, offer enhanced data visualization capabilities, and are tied to subscription-based contract structures where revenue is predominantly based on factors such as the number of patients under contract or similar relevant metrics (e.g., the number of prescriptions issued), the size of the client, and/or a specific period of time. Additionally, we are continually expanding our offerings of cloud-based SaaS solutions enabled by the Inovalon ONE® Platform which utilize Artificial Intelligence and machine learning application combined with real-world data assets to supplement our cloud-based solutions. Legacy platform solutions are continuing to decrease as a percentage of total revenue and are generally defined as solutions historically not cloud-based in nature and not tied to subscription-based contract structures. We believe subscription-based cloud-based platform offerings provide more advanced capabilities, higher value, and greater visibility to clients, as well as improved visibility, market differentiation, and financial performance for us. We expect that subscription-based cloud-based platform offerings will continue to represent an increasing share of our total revenue, contributing to an increasing base of recurring revenue.
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
Regulatory, Economic and Industry Trends.    Our clients are affected, sometimes directly and sometimes counter-intuitively, by macro-economic trends such as economic growth (or economic recession), inflation, and unemployment. These macro-economic trends may also be impacted by the COVID-19 pandemic and the recent U.S. presidential election. Further, industry trends in federal and state laws and regulations, as well as emerging trends in private sector payment models, affect our clients’ businesses and their need for technologies and services to support these challenges. These factors have various effects on our business, and on occasion have resulted in the slowing or cessation of the decision-making process by clients adopting our technologies and services. On the other hand, changes in macro-economic trends and the industry landscape have accelerated the need for our technologies and services from time-to-time, particularly as regulators introduce complex requirements with which our clients must comply.
Components of Results of Operations
Revenue
We earn revenue primarily through the sale or subscription licensing of our platform solutions, as well as revenue from related arrangements for advisory, implementation, and support services.
Platform solutions include arrangements for technology-based offerings representing subscription-based cloud-based platform offerings, including solutions offered through the myABILITY® software platform and real-time accessibility of comprehensive patient-specific healthcare data and analytical insights through Inovalon DataStream™, and legacy platform solutions that are not cloud-based and not billed under a subscription-based contract structure. Our platform solutions revenue is driven primarily by cloud-based data connectivity, analytics, intervention, and visualization software that enables the identification and resolution of gaps in care, quality, utilization, compliance, and/or other gaps that may impact our clients’ achievement of greater healthcare quality and financial performance associated with value-based care. Revenue is predominantly based on the number of clients, the number of patients or similar relevant metrics (e.g., the number of prescriptions issued), the size of the client, the number of analytical services contracted for by a client and the contractually negotiated price of such services. Additionally, revenue is based on the number of identified and/or resolved gaps in care, quality, utilization, compliance, and/or other gaps resulting from our analytical services at a contractually negotiated transactional price for each identified and/or resolved gap.
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
Interest Expense
Interest expense represents interest incurred on our 2018 Credit Facilities (as defined in “Note 10—Debt” in the notes to our audited consolidated financial statements, included elsewhere in this Annual Report on Form 10-K) and related interest rate swaps.
We expect our interest expense to fluctuate in proportion to our outstanding principal balance under the 2018 Credit Facilities and the prevailing London Interbank Offer Rate (“LIBOR”) interest rate. Refer to “Note 10—Debt” in the notes to our audited consolidated financial statements.
(Benefit from) Provision for Income Taxes
Provision for income taxes consists of federal and state income taxes in the United States and foreign income taxes from the territory of Puerto Rico, including deferred income taxes reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and excess tax benefits or deficiencies derived from exercises of stock options and vesting of restricted stock.
Our benefit from income taxes has increased due to the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) which was signed into law on March 27, 2020 and includes net operating loss provisions. We realized tax benefits related to several provisions of the CARES Act, which favorably impacted our income tax provision. Our effective tax rate may fluctuate in the future due to changes in pre-tax book income, the impact of future tax law changes, and recognition of excess tax benefits or deficiencies associated with stock-based compensation transactions.

Results of Operations
The following tables set forth our consolidated statement of operations data for each of the periods presented (in thousands, except percentages):

	Year Ended December 31,			2020 to 2019 Change		2019 to 2018 Change
	2020	2019	2018	$	%	$	%
Revenue	$667,524	$642,410	$527,676	$25,114	4%	$114,734	22%
Expenses:
Cost of revenue(1)	167,824	167,814	144,826	10	—%	22,988	16%
Sales and marketing(1)	62,938	62,411	45,534	527	1%	16,877	37%
Research and development(1)	33,503	33,686	28,638	(183)	(1)%	5,048	18%
General and administrative(1)	216,624	200,762	205,038	15,862	8%	(4,276)	(2)%
Depreciation and amortization	114,925	108,250	96,725	6,675	6%	11,525	12%
Restructuring expense	—	—	9,500	—	*%	(9,500)	*%
Total operating expenses	595,814	572,923	530,261	22,891	4%	42,662	8%
Income (Loss) from operations	71,710	69,487	(2,585)	2,223	3%	72,072	*%
Other income and (expenses):
Interest income	479	2,242	2,181	(1,763)	(79)%	61	3%
Interest expense	(56,177)	(65,831)	(50,898)	9,654	(15)%	(14,933)	29%
Other expense, net	(551)	(20)	(2,255)	(531)	*%	2,235	*%
Income (Loss) before taxes	15,461	5,878	(53,557)	9,583	163%	59,435	111%
Benefit from income taxes	(7,118)	(1,897)	(14,393)	(5,221)	275%	12,496	(87)%
Net income (loss)	$22,579	$7,775	$(39,164)	$14,804	190%	$46,939	120%
_______________________________________

(1) Includes stock-based compensation expense as follows:
Cost of revenue	$650	$348	$237	$302	87%	$111	47%
Sales and marketing	2,841	1,675	735	1,166	70%	940	128%
Research and development	1,293	1,707	1,937	(414)	(24)%	(230)	(12)%
General and administrative	25,748	16,500	13,253	9,248	56%	3,247	25%
Total stock-based compensation expense	$30,532	$20,230	$16,162	$10,302	51%	$4,068	25%
* Asterisk denotes not meaningful

The following table sets forth our consolidated statement of operations data for each of the periods presented as a percentage of revenue:

	Year Ended December 31,
	2020	2019	2018
Revenue	100%	100%	100%
Expenses:
Cost of revenue	25%	26%	28%
Sales and marketing	9%	10%	9%
Research and development	5%	5%	5%
General and administrative	33%	31%	39%
Depreciation and amortization	17%	17%	18%
Restructuring expense	—%	—%	2%
Total operating expenses	89%	89%	101%
Income (Loss) from operations	11%	11%	(1)%
Other income and (expenses):
Interest income	*%	*%	*%
Interest expense	(8)%	(10)%	(10)%
Other expense, net	*%	*%	*%
Income (Loss) before taxes	2%	1%	(11)%
Benefit from income taxes	(1)%	*%	(3)%
Net income (loss)	3%	1%	(8)%
The discussion below includes a comparison of our results of operations for the year ended December 31, 2020 compared with the year ended December 31, 2019. We have elected to omit discussion of the earliest of the three years presented in this Form 10-K. For a discussion of our results of operations for the year ended December 31, 2019 compared with the year ended December 31, 2018, refer to Part II, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of our 2019 Form 10-K, which was filed with the SEC on February 19, 2020.
Revenue
Revenue for the year ended December 31, 2020 was $667.5 million, an increase of 4% compared with revenue of $642.4 million for the year ended December 31, 2019. This increase was primarily attributable to an increase of $75.9 million in revenue contributed from new clients signed resulting from continued adoption of subscription-based platform offerings, including real-time accessibility of comprehensive patient-specific healthcare data and analytical insights through Inovalon DataStream™ which supplements the Inovalon ONE® Platform cloud-based solutions, which was partially offset by a decrease of $50.8 million in revenue from existing clients partially attributable to impacts from the COVID-19 pandemic which resulted in decreases in demand related to certain services and legacy platform offerings and normal customer churn.
Cost of Revenue
During the year ended December 31, 2020, cost of revenue was substantially unchanged compared with the year ended December 31, 2019 and was primarily attributable to an increase in professional third-party costs of $4.6 million and an increase in stock-based compensation of $0.3 million, which was offset by a decrease in employee-related expense of $3.4 million, and a decrease in travel-related expenses of $1.5 million. Cost of revenue as a percentage of revenue was 25% and 26% for the years ended December 31, 2020 and 2019, respectively.
Sales and Marketing
During the year ended December 31, 2020, sales and marketing expense increased by $0.5 million, or 1%, compared with the year ended December 31, 2019. The increase was primarily attributable to an increase in employee-related expense of $3.1 million and an increase in stock-based compensation of $1.2 million, which was partially offset by a decrease in travel-related expenses of $2.0 million and a decrease in advertising expenses of $1.6 million. Sales and marketing expense as a percentage of revenue was 9% and 10% for the years ended December 31, 2020 and 2019, respectively.
Research and Development
During the year ended December 31, 2020, research and development expense decreased by $0.2 million, or 1%, compared with the year ended December 31, 2019. The decrease was primarily attributable to a decrease in employee-related expense of $1.6 million, which was partially offset by an increase in professional third-party costs of $1.4 million.

General and Administrative
During the year ended December 31, 2020, general and administrative expense increased by $15.9 million, or 8%, compared with the year ended December 31, 2019. The increase was primarily attributable to an increase in employee-related expense of $9.4 million, an increase in stock-based compensation of $9.2 million, an adjustment to the fair value of contingent consideration of $3.3 million, and an increase in professional third-party costs of $3.1 million, which was partially offset by a decrease in transaction and integration costs of $4.0 million and a decrease in travel-relates expenses of $3.7 million. General and administrative expense as a percentage of revenue was 33% and 31% for the years ended December 31, 2020 and 2019, respectively.
Depreciation and Amortization
During the year ended December 31, 2020, depreciation and amortization expense increased by $6.7 million, or 6%, compared with the year ended December 31, 2019. The increase was primarily attributable to $2.0 million of amortization related to our finance leases and leasehold improvements, depreciation of software licenses and computers of $1.9 million, amortization of capitalized software of $1.7 million, and $0.8 million of amortization of acquired intangible assets.
Interest Expense
During the year ended December 31, 2020, interest expense decreased by $9.7 million, compared with the year ended December 31, 2019. The decrease in interest expense was primarily attributable to the repricing of our 2018 Credit Facilities (as defined in “Note 10—Debt” in the notes to our audited consolidated financial statements, included elsewhere in this Annual Report on Form 10-K) which resulted in a decrease to the applicable interest rate margin by 50 basis points to 3.00%, decreases in LIBOR resulting in lower interest, and a decrease in principal debt balance following our scheduled annual principal payments of $9.8 million and an additional voluntary principal payment of $50 million during the fourth quarter of 2019.
(Benefit from) Provision for Income Taxes
During the year ended December 31, 2020, the benefit from income taxes increased by $5.2 million, or 275%, compared with the year ended December 31, 2019. Our effective tax rate for the year ended December 31, 2020 was approximately (46)%, compared with approximately (32)%, resulting in a benefit from income tax, for the year ended December 31, 2019. The change in our effective tax rate is primarily due to the change in income before taxes compared to the prior year, the impact associated with provisions within CARES Act which allow for the carryback of net operating losses to prior years and higher deductions associated with equity compensation.
Quarterly Financial Information (Unaudited)
The following tables show a summary of the Company’s unaudited quarterly financial information for each of the four quarters of 2020 and 2019 (in thousands, except per share amounts):

	2020
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenue	$189,745	$161,377	$162,215	$154,187
Cost of revenue	$50,459	$39,561	$36,761	$41,043
Net income (loss)	$21,413	$824	$2,025	$(1,683)
Net income (loss) attributable to common stockholders	$20,831	$800	$1,964	$(1,683)
Basic net income (loss) per share(1)	$0.14	$0.01	$0.01	$(0.01)
Diluted net income (loss) per share(1)	$0.14	$0.01	$0.01	$(0.01)

	2019
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenue	$173,489	$166,453	$156,977	$145,491
Cost of revenue	$46,553	$42,940	$41,118	$37,203
Net income (loss)	$4,718	$6,842	$4,538	$(8,323)
Net income (loss) attributable to common stockholders	$4,563	$6,621	$4,403	$(8,323)
Basic net income (loss) per share(1)	$0.03	$0.04	$0.03	$(0.06)
Diluted net income (loss) per share(1)	$0.03	$0.04	$0.03	$(0.06)
_______________________________________
(1)Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

Liquidity and Capital Resources
The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	Year Ended December 31,
	2020	2019	2018
Consolidated Statements of Cash Flows Data:
Net income (loss)	$22,579	$7,775	$(39,164)
Net cash provided by operating activities	$146,359	$106,480	$90,401
Net cash used in investing activities	$(86,610)	$(51,975)	$(889,354)
Net cash (used in) provided by financing activities	$(28,963)	$(77,002)	$705,600
Sources of Liquidity
Our principal sources of liquidity have been cash generated by operating activities and proceeds from our 2018 Credit Facilities. Our cash generated from such means has been sufficient to fund our growth, including our capital expenditures. On March 16, 2020, we borrowed $99.0 million on our 2018 Revolving Facility (as defined in “Note 10—Debt” in the notes to our audited consolidated financial statements, included elsewhere in this Annual Report on Form 10-K), to ensure the availability of sufficient capital to deploy opportunistically from time to time, in light of unprecedented conditions due to the COVID-19 pandemic. We voluntarily repaid the full balance of the 2018 Revolving Facility and remaining interest on June 4, 2020.
As of December 31, 2020, our cash, cash equivalents and short-term investments totaled $123.9 million, compared to $93.1 million of cash, cash equivalents, and short-term investments as of December 31, 2019. All cash held by us is domiciled in the United States. We believe our current cash, cash equivalents, expected cash generated by operating activities, and availability of cash under our 2018 Credit Facilities are sufficient to fund our operations, finance our strategic initiatives, and fund our investment in innovation and new service offerings, for the foreseeable future. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our 2018 Credit Facilities.
Debt
On April 2, 2018, we entered into the 2018 Credit Facilities. As of December 31, 2020, the Company had $100.0 million available to us consisting of $99.0 million under the 2018 Revolving Facility and a letter of credit of $1.0 million.
As of December 31, 2020, we had outstanding indebtedness under the 2018 Term Loan Facility and finance lease liabilities of $887.4 million and $29.7 million, respectively. No amounts were outstanding under the 2018 Revolving Credit Facility as of December 31, 2020. The obligations under the 2018 Facilities are guaranteed by our domestic, wholly owned subsidiaries. The 2018 Term Facility has a seven year term and is an amortizing facility with quarterly principal payments and monthly interest payments. In addition to the repayment of the 2018 Revolving Facility of $99.0 million, scheduled principal payments totaling $9.8 million and scheduled interest payments totaling $52.5 million were paid during the year ended December 31, 2020. As of December 31, 2020, we were in compliance with the covenants under the 2018 Credit Agreement.
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
Cash provided by operating activities during the year ended December 31, 2020 was $146.4 million, representing an increase of $39.9 million compared with the year ended December 31, 2019. The increase in cash provided by operating activities was primarily driven by an increase in operating income, improved collections, a decrease of $10.3 million in cash paid for interest, and a decrease of $2.4 million in payments related to acquisition-related contingent consideration.
Cash Flows From Investing Activities
We make investments in innovation, including research and development expense, capital software development costs, and research and development infrastructure investments, on a recurring basis.

Cash used in investing activities during the year ended December 31, 2020 was $86.6 million compared with $52.0 million during the year ended December 31, 2019. The change in cash used in investing activities was primarily due to the purchase of intangible assets of $20.0 million, a decrease in sales and maturities of short term investments of $7.0 million, and an increase in capital expenditures of $7.8 million, including investments related to our cloud-based platform offerings.
Cash Flows From Financing Activities
Cash used in financing activities during the year ended December 31, 2020 was $29.0 million, compared with $77.0 million during the year ended December 31, 2019. The change in cash used in financing activities was primarily due to a decrease in principal debt repayments on our 2018 Term Loan Facility of $50.0 million and decreased payments related to acquisition-related contingent consideration of $9.1 million, which was partially offset by increased payments of $5.5 million related to the issuance of equity awards, a decrease in proceeds from the exercise of stock options of $3.5 million, and payment of debt issuance costs of $1.0 million
Off Balance Sheet Arrangements
We do not have any off-balance sheet arrangements and did not have any such arrangements during the years ended December 31, 2020, 2019, and 2018.
Contractual Obligations
Our principal commitments consist of obligations under our 2018 Term Loan Facility, purchase obligations, our operating leases for equipment, office space, and co-located data center facilities and our finance leases. See Item 7 “Note 8—Leases,” “Note 10—Debt,” and “Note 11—Commitments and Contingencies,” of the notes to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
The following table summarizes our future payments in cash, excluding the effects of time value, on contractual obligations by period as of December 31, 2020 (in thousands).

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Credit facilities	$907,950	$9,800	$19,600	$878,550	$—
Purchase obligations	15,646	6,010	9,636	—	—
Finance lease liabilities	29,722	3,963	5,940	6,663	13,156
Operating lease liabilities	46,775	5,968	12,119	7,874	20,814
Total	$1,000,093	$25,741	$47,295	$893,087	$33,970
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
Critical Accounting Estimates
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
Our significant accounting policies are described in “Note 2—Summary of Significant Accounting Policies,” of the notes to our audited consolidated financial statements, included elsewhere in this Annual Report on Form 10-K. The following are the accounting areas that we believe involve a greater degree of judgment and complexity and are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

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
Our platform solutions revenue is predominantly based on the number of clients, the number of patients or similar relevant metrics (e.g., the number of prescriptions issued), the size of the client, the number of analytical services contracted for by a client and the contractually negotiated price of such services. Additionally, revenue is based on the number of identified and/or resolved gaps in care, quality, utilization, compliance, and/or other gaps resulting from our analytical services at a contractually negotiated transactional price for each identified and/or resolved gap. The majority of our platform solutions contracts contain a series of separately identifiable and distinct services that represent performance obligations that are satisfied over time. We allocate revenue to our platform solutions by determining the standalone selling price of each performance obligation. The standalone selling price for each performance obligation is determined based on the terms of the contract and can require judgment. Generally, the best estimate of standalone selling price is consistent with the contractual arrangement fee for each element. Revenue is generally recognized on our platform offerings over the contract term. For these contracts, we have determined that we will use the practical expedient under ASC 606-10-55-18 to recognize revenue when we have the right to invoice. We qualify for this practical expedient because the right to invoice corresponds directly with the value transferred to the customer.
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
We recognize stock-based compensation expense using the straight-line basis over the requisite service period of the applicable award, which is generally three to five years. Stock-based compensation expense for RSAs with performance conditions is recorded ratably over their vesting period or using a graded vest method, depending on the specific terms of the award and achievement of the specified performance conditions. This expense is adjusted each reporting date, as needed, based on the probability that the performance target will be met. We record adjustments related to forfeitures as they occur.
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
Impairment is the condition that exists when the carrying amount of a reporting unit exceeds its fair value. If the fair value of the reporting unit exceeds the carrying value of the reporting unit, goodwill is not impaired. If the carrying value of the reporting unit exceeds the fair value of the reporting unit, then we will record an impairment loss in the amount equal to the difference between the fair value and the carrying value.
We perform the goodwill impairment testing annually as of November1st, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Significant judgment in testing goodwill for impairment includes assigning assets and liabilities to the reporting unit and assessing or determining the fair value of each reporting unit based on our best estimates and assumptions, as well as other information including valuations that utilize customary valuation procedures and techniques. We test goodwill for impairment at the reporting unit level which is one level below the operating segment and have identified four reporting units: Payer, Provider, Life Sciences, and Pharmacy.
During 2020, we performed a qualitative assessment for the Payer, Life Science, and Pharmacy reporting units and concluded that they were not impaired. Qualitative factors that were considered include, but were not limited to, macroeconomic conditions, impacts resulting from the COVID-19 pandemic on results and future estimates, industry and market conditions, company specific events, changes in circumstances, after tax cash flows and market capitalization.
We elected to bypass the qualitative assessment and performed a quantitative assessment for our Provider reporting unit and concluded that this reporting unit was not impaired. We employed a combined valuation approach that included the income approach using the discounted cash flow method, the market approach using the guideline public company method and the merger and acquisition method to value the reporting unit. Critical estimates in determining the fair value of the reporting unit include, but are not limited to, historical and projected customer retention rates, anticipated growth in revenue and earnings, and expected future cash outflows. Based on our annual impairment evaluation performed, we concluded that there was no impairment of goodwill.
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
Variable Rate Debt Risk.    Our variable rate debt includes our 2018 Term Loan Facility and our 2018 Revolving Credit Facility. As of December 31, 2020, we had $908.0 million of outstanding principal indebtedness under our 2018 Term Loan Facility at an effective interest rate of 3.19%. As a result, if market interest rates were to increase by 1.0%, or 100 basis points, interest expense would decrease future earnings and cash flows, net of estimated tax benefits, by approximately $6.2 million annually, assuming that we do not enter into contractual hedging arrangements. As of December 31, 2020, there was no balance outstanding on the 2018 Revolving Credit Facility.

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
Item 9.    Changes and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that, as of December 31, 2020, our disclosure controls and procedures were designed at a reasonable assurance level to ensure that material information relating to Inovalon Holdings, Inc., including its consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and that our disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control over Financial Reporting
Our management, with the participation of our CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in “Internal Control—Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2020.
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
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.    Other Information.
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this Item 10 will be included in the 2021 Proxy Statement and is incorporated herein by reference.
Item 11.    Executive Compensation.
The information required by this Item 11 will be included in the 2021 Proxy Statement and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 will be included in the 2021 Proxy Statement and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions and Director Independence.
The information required by this Item 13 will be included in the 2021 Proxy Statement and is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services.
The information required by this Item 14 will be included in the 2021 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules.
The following is a list of documents filed as a part of this report:
(1)Financial Statements
(2)Financial Statement Schedule
(3)Exhibits
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

4.1
Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended. (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed February 19, 2020).

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

Date:	February 17, 2021	INOVALON HOLDINGS, INC.
		By:	/s/ KEITH R. DUNLEAVY, M.D.
Keith R. Dunleavy, M.D
Chief Executive Officer & Chairman
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KEITH R. DUNLEAVY, M.D.	Chief Executive Officer & Chairman (principal executive officer)	February 17, 2021
Keith R. Dunleavy, M.D.

/s/ JONATHAN R. BOLDT	Chief Financial Officer (principal financial officer & principal accounting officer)	February 17, 2021
Jonathan R. Boldt

/s/ DENISE K. FLETCHER	Director	February 17, 2021
Denise K. Fletcher

/s/ WILLIAM D. GREEN	Director	February 17, 2021
William D. Green

/s/ ISAAC S. KOHANE, M.D., Ph.D.	Director	February 17, 2021
Isaac S. Kohane, M.D., Ph.D.

/s/ MARK A. PULIDO	Director	February 17, 2021
Mark A. Pulido

/s/ LEE D. ROBERTS	Director	February 17, 2021
Lee D. Roberts

/s/ WILLIAM J. TEUBER	Director	February 17, 2021
William J. Teuber

INOVALON HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
Inovalon Holdings, Inc.
Bowie, MD

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Inovalon Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, consolidated statements of comprehensive income (loss), consolidated statements of stockholders' equity, and the consolidated statements of cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Revenue – Revenue Recognition - Refer to Note 2 of the financial statements
Critical Audit Matter Description
The Company enters into contractual agreements which contain a series of separately identifiable and distinct services that represent performance obligations that are satisfied over time. We have determined there exists an increased risk of material misstatement related to new contract terms that require an assessment of the revenue recognition criteria, the determination of which may result in the improper identification of performance obligations and/or allocation of transaction price to these performance obligations. The Company allocates revenue by determining the standalone selling price of each performance obligation and revenue is generally recognized over the contract term.
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
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures performed to test the identification of performance obligations and the allocation of consideration to each performance obligation included the following, among others:
•We tested the design, implementation, and operating effectiveness of controls over all revenue contracts, including non-standard, new and amended contracts.
•We subjected non-standard, new and amended revenue contracts entered into during the current year to audit sampling. For each selection, we performed the following:

◦Obtained and inspected the contract to determine if terms that may have an impact on revenue recognition were identified and properly considered in the application of the revenue recognition methodology.
◦For contracts which leverage an established revenue recognition methodology, we evaluated the appropriateness of the application of this methodology.

◦For contracts with a new or unique revenue recognition methodology, we performed the following:

▪Tested management’s identification of distinct performance obligations by evaluating whether the underlying services were highly interdependent and interrelated.

▪Compared the transaction price to the consideration expected to be received based on current rights and obligations under the contract.

▪Tested the allocation of the transaction price to each distinct performance obligation by evaluating management’s determination of the relative standalone selling prices.

▪Tested the mathematical accuracy of management’s calculation of revenue recognized for the performance obligations.

/s/ DELOITTE & TOUCHE LLP
Baltimore, Maryland
February 17, 2021
We have served as the Company’s auditor since 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Inovalon Holdings, Inc.
Bowie, MD

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Inovalon Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020 of the Company and our report dated February 17, 2021, expressed an unqualified opinion on those financial statements.
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

/s/ DELOITTE & TOUCHE LLP
Baltimore, Maryland
February 17, 2021

Inovalon Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except share amounts)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$123,880	$93,094
Accounts receivable (net of allowances of $2,700 and $3,351 at December 31, 2020 and 2019, respectively)	148,003	139,514
Prepaid expenses and other current assets	26,529	20,141
Income tax receivable, net	24,664	4,488
Total current assets	323,076	257,237
Non-current assets:
Property, equipment and capitalized software, net	168,113	147,741
Operating lease right-of-use assets	35,355	45,053
Goodwill	955,881	955,881
Intangible assets, net	452,558	483,041
Other assets	36,415	19,681
Total assets	$1,971,398	$1,908,634
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$52,998	$34,845
Accrued compensation	40,860	35,135
Other current liabilities	39,835	26,298
Deferred revenue	10,854	13,664
Credit facilities	9,800	9,800
Operating lease liabilities	5,968	8,085
Finance lease liabilities	3,963	2,533
Total current liabilities	164,278	130,360
Non-current liabilities:
Credit facilities, less current portion	877,574	883,937
Operating lease liabilities, less current portion	40,807	49,690
Finance lease liabilities, less current portion	25,759	12,266
Other liabilities	54,350	46,529
Deferred income taxes	99,916	97,693
Total liabilities	1,262,684	1,220,475
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.000005 par value, 900,000,000 shares authorized, zero shares issued and outstanding at each of December 31, 2020 and 2019, respectively	—	—
Class A common stock, $0.000005 par value, 750,000,000 shares authorized; 91,617,450 shares issued and 76,997,275 shares outstanding at December 31, 2020; 90,327,728 shares issued and 75,707,553 shares outstanding at December 31, 2019	1	1
Class B common stock, $0.000005 par value, 150,000,000 shares authorized; 78,331,591 shares issued and outstanding at December 31, 2020; 79,369,411 shares issued and outstanding at December 31, 2019	—	—
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, zero shares issued and outstanding at December 31, 2020 and 2019, respectively	—	—
Additional paid-in-capital	655,444	636,461
Retained earnings	300,890	278,246
Treasury stock, at cost, 14,620,175 shares at December 31, 2020 and 2019	(199,817)	(199,817)
Other comprehensive loss, net of tax	(47,804)	(26,732)
Total stockholders’ equity	708,714	688,159
Total liabilities and stockholders’ equity	$1,971,398	$1,908,634
See notes to consolidated financial statements.

Inovalon Holdings, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenue	$667,524	$642,410	$527,676
Expenses:
Cost of revenue(1)	167,824	167,814	144,826
Sales and marketing(1)	62,938	62,411	45,534
Research and development(1)	33,503	33,686	28,638
General and administrative(1)	216,624	200,762	205,038
Depreciation and amortization	114,925	108,250	96,725
Restructuring expense	—	—	9,500
Total operating expenses	595,814	572,923	530,261
Income (Loss) from operations	71,710	69,487	(2,585)
Other income and (expenses):
Interest income	479	2,242	2,181
Interest expense	(56,177)	(65,831)	(50,898)
Other expense, net	(551)	(20)	(2,255)
Income (Loss) before taxes	15,461	5,878	(53,557)
Benefit from income taxes	(7,118)	(1,897)	(14,393)
Net income (loss)	$22,579	$7,775	$(39,164)
Net income (loss) attributable to common stockholders, basic and diluted	$21,906	$7,538	$(39,164)
Net income (loss) per share attributable to common stockholders, basic and diluted:
Basic net income (loss) per share	$0.15	$0.05	$(0.27)
Diluted net income (loss) per share	$0.15	$0.05	$(0.27)
Weighted average shares of common stock outstanding:
Basic	149,609	148,304	145,389
Diluted	149,784	148,633	145,389
_______________________________________

(1) Includes stock-based compensation expense as follows:
Cost of revenue	$650	$348	$237
Sales and marketing	2,841	1,675	735
Research and development	1,293	1,707	1,937
General and administrative	25,748	16,500	13,253
Total stock-based compensation expense	$30,532	$20,230	$16,162
See notes to consolidated financial statements.

Inovalon Holdings, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Net income (loss)	$22,579	$7,775	$(39,164)
Other comprehensive income (loss):
Realized losses on cash flow hedges reclassified from accumulated other comprehensive income, net of tax of $(5,007), $(1,219) and $(956), respectively	10,605	2,592	2,022
Net change in unrealized losses on cash flow hedges, net of tax of $14,989, $10,598 and $4,156, respectively	(31,677)	(22,596)	(8,751)
Realized losses on short-term investments reclassified from accumulated other comprehensive income, net of tax of $—, $— and $(319), respectively	—	—	716
Net change in unrealized gains (losses) on available-for-sale investments, net of tax of $—, $(6) and $69, respectively	—	12	(149)
Reclassification of income tax effects of the Tax Cuts and Jobs Act of 2017	—	—	(102)
Comprehensive income (loss)	$1,507	$(12,217)	$(45,428)
See notes to consolidated financial statements.

Inovalon Holdings, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)

	Issued Class A Common Stock		Issued Class B Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance—January 1, 2018	77,588,018	$—	80,957,495	$1	(14,620,175)	$(199,817)	$534,159	$308,905	$(476)	$642,772
Stock-based compensation expense	—	—	—	—	—	—	16,044	—	—	16,044
Issuance of common stock related to business combination	7,598,731	—	—	—	—	—	70,000	—	—	70,000
Exercise of stock options	258,921	—	—	—	—	—	1,834	—	—	1,834
Conversion Class B to Class A common stock	348,810	—	(348,810)	—	—	—	—	—	—	—
Issuance of shares related to restricted stock units and awards, net of forfeitures	1,168,541	—	—	—	—	—	—	—	—	—
Shares withheld for employee taxes upon conversion of restricted stock	(283,446)	—	—	—	—	—	(3,363)	—	—	(3,363)
Other comprehensive loss	—	—	—	—	—	—	—	—	(6,264)	(6,264)
Adjustment to retained earnings for adoption of ASC 606	—	—	—	—	—	—	—	628	—	628
Adjustment to retained earnings for adoption of ASU 2018-02	—	—	—	—	—	—	—	102	—	102
Net loss	—	—	—	—	—	—	—	(39,164)	—	(39,164)
Balance—December 31, 2018	86,679,575	$—	80,608,685	$1	(14,620,175)	$(199,817)	$618,674	$270,471	$(6,740)	$682,589
Stock-based compensation expense	—	—	—	—	—	—	19,996	—	—	19,996
Exercise of stock options	403,643	—	139,270	—	—	—	3,669	—	—	3,669
Conversion Class B to Class A common stock	1,378,544	1	(1,378,544)	(1)	—	—	—	—	—	—
Issuance of shares related to restricted stock units and awards, net of forfeitures	2,286,379	—	—	—	—	—	—	—	—	—
Shares withheld for employee taxes upon conversion of restricted stock	(420,413)	—	—	—	—	—	(5,878)	—	—	(5,878)
Other comprehensive loss	—	—	—	—	—	—	—	—	(19,992)	(19,992)
Net income	—	—	—	—	—	—	—	7,775	—	7,775
Balance—December 31, 2019	90,327,728	$1	79,369,411	$—	(14,620,175)	$(199,817)	$636,461	$278,246	$(26,732)	$688,159
Stock-based compensation expense	—	—	—	—	—	—	30,142	—	—	30,142
Exercise of stock options	25,287	—	—	—	—	—	198	—	—	198
Conversion Class B to Class A common stock	1,037,820	—	(1,037,820)	—	—	—	—	—	—	—
Issuance of shares related to restricted stock units and awards, net of forfeitures	806,403	—	—	—	—	—	—	—	—	—
Shares withheld for employee taxes upon conversion of restricted stock	(579,788)	—	—	—	—	—	(11,357)	—	—	(11,357)
Other comprehensive loss	—	—	—	—	—	—	—	—	(21,072)	(21,072)
Adjustment to retained earnings for adoption of ASC 326	—	—	—	—	—	—	—	65	—	65
Net income	—	—	—	—	—	—	—	22,579	—	22,579
Balance—December 31, 2020	91,617,450	$1	78,331,591	$—	(14,620,175)	$(199,817)	$655,444	$300,890	$(47,804)	$708,714
See notes to consolidated financial statements.

Inovalon Holdings, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$22,579	$7,775	$(39,164)
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	30,532	20,230	16,162
Depreciation	61,871	55,948	52,742
Amortization of intangibles	53,054	52,302	43,983
Amortization of debt issuance costs and debt discount	4,743	4,598	3,138
Deferred income taxes	12,167	(3,276)	(12,495)
Restructuring expense, non-cash	—	—	7,075
Change in fair value of acquisition-related contingent consideration	3,076	115	7,212
Other	477	(877)	621
Changes in assets and liabilities:
Accounts receivable	(16,002)	(35,109)	3,280
Prepaid expenses and other current assets	824	(489)	(20,002)
Income taxes receivable, net	(20,175)	5,979	2,208
Other assets	(3,845)	(5,096)	(4,209)
Accounts payable and accrued expenses	14,733	10,608	(6,007)
Accrued compensation	4,267	9,329	9,292
Other current and non-current liabilities	(6,728)	(6,044)	19,891
Deferred revenue	(15,054)	(6,964)	6,674
Payment for acquisition-related contingent consideration	(160)	(2,549)	—
Net cash provided by operating activities	146,359	106,480	90,401
Cash flows from investing activities:
Maturities of short-term investments	—	6,964	96,588
Sales of short-term investments	—	—	161,772
Purchases of property and equipment	(22,709)	(22,809)	(25,505)
Investment in capitalized software	(44,008)	(36,130)	(39,469)
Purchase of intangible assets	(19,893)	—	—
Acquisition, net of cash acquired of $—, $— and $23,850, respectively	—	—	(1,082,740)
Net cash used in investing activities	(86,610)	(51,975)	(889,354)
Cash flows from financing activities:
Proceeds from credit facility borrowings, net of discount	99,000	—	965,300
Repayment of credit facility borrowings	(108,800)	(59,800)	(238,700)
Payments for debt issuance costs	(1,000)	—	(18,269)
Proceeds from exercise of stock options	198	3,669	1,833
Finance lease liabilities paid	(3,481)	(2,393)	(1,201)
Tax payments for equity award issuances	(11,357)	(5,878)	(3,363)
Payment for acquisition-related contingent consideration	(3,523)	(12,600)	—
Net cash (used in) provided by financing activities	(28,963)	(77,002)	705,600
Increase (Decrease) in cash and cash equivalents	30,786	(22,497)	(93,353)
Cash and cash equivalents, beginning of period	93,094	115,591	208,944
Cash and cash equivalents, end of period	$123,880	$93,094	$115,591
Supplemental cash flow disclosure:
Income taxes paid (received), net	$1,396	$(4,588)	$(4,136)
Interest paid	52,516	62,768	43,573
Non-cash transactions:
Accruals of purchases of property, equipment	7,604	3,156	12,097
Accruals for investment in capitalized software	6,771	1,948	1,495
Accruals for purchase of intangible assets	2,553	—	—
Leasehold improvement paid by lessor	482	2,906	—
Acquisition consideration	—	—	84,156
See notes to consolidated financial statements.

Inovalon Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
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
Significant estimates made by management include, but are not limited to: revenue recognition; accounts receivable allowances; fair value of intangibles and goodwill; fair value of contingent consideration; depreciable lives of property, equipment and capitalized software; useful lives of intangible assets; stock-based compensation; and income taxes. Actual results could differ from management’s estimates, and such differences could be material to the Company’s consolidated financial position and results of operations.
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
The Company did not have revenue from a significant client, representing 10% or more of total revenue for the years ended December 31, 2020, 2019 or 2018. Accounts receivable from significant clients representing 10% or more of total accounts receivable is summarized as follows:

	Year Ended December 31,
	2020	2019
Client A	16%	*
Client B	*	13%
____________________________________
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

Inovalon Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
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

Inovalon Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
Intangible Assets—Intangible assets consist of acquired or purchased technology, including developed and core technology, databases, trade names, customer relationships, and data assets. Intangible assets are initially recorded at fair value and amortized on a straight line basis over their estimated useful lives.
Acquired intangible assets are being amortized over the following periods:

Useful Life
Technology	3 - 13 years
Trademark and trade names	3 - 17 years
Database	10 years
Customer relationships	8 - 15.75 years
Non-compete agreements	Contractual term
Data assets	4 years
At least annually, or whenever events or changes in circumstances indicate a revision to the useful life, the Company reviews the remaining useful lives of its definite-lived intangible assets. There were no impairment charges on indefinite-lived intangible assets for the year ended December 31, 2020.
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
Significant judgment in testing goodwill for impairment includes assigning assets and liabilities to the reporting unit and assessing or determining the fair value of each reporting unit based on the Company’s best estimates and assumptions, as well as other information including valuations that utilize customary valuation procedures and techniques. The Company tests its goodwill for impairment at the reporting unit level which is one level below the operating segment and has identified four reporting units: Payer, Provider, Life Sciences, and Pharmacy. Based on the Company’s annual impairment evaluation performed as of November 1, 2020, the Company concluded that there was no impairment of goodwill. Refer to “Note 9—Goodwill and Intangible Assets” for a summary of changes in goodwill.
Valuation of Long-Lived Assets—The Company reviews long-lived assets for events or changes in circumstances that would indicate potential impairment. If the Company determines that an asset may not be recoverable, an impairment charge is recorded. There were no impairment charges on long-lived assets for the year ended December 31, 2020.
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

Inovalon Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
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
Research and Development—Research and development expense consists primarily of employee-related expenses, including salaries, benefits, discretionary incentive compensation, employment taxes, severance, and equity compensation costs for our software developers, engineers, analysts, project managers, and other employees engaged in the development and enhancement of service offerings. Research and development expense also include certain third-party consulting fees. All such costs are expensed as incurred, except for certain internal use software development costs that are capitalized. Research and development excludes any allocation of occupancy expense, depreciation and amortization.
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
Other Expense—Other expense may include gains and losses from the disposal of equipment, realized gains and losses recorded in connection with interest rate swaps and short-term investments, and other miscellaneous non-operating expenses.
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

Inovalon Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
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

Inovalon Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
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

Inovalon Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
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
The following table summarizes the net assets acquired and liabilities assumed (in thousands):

Preliminary Fair Value
Cash and cash equivalents	$23,850
Accounts receivable	16,739
Income tax receivable	688
Prepaid expenses and other current assets	3,025
Property and equipment	3,095
Goodwill	770,949
Intangible assets	490,000
Other assets	1,252
Accounts payable and accrued expenses	(6,863)
Deferred revenue	(7,000)
Other current liabilities	(507)
Other liabilities	(5,291)
Deferred tax liabilities	(98,887)
Total consideration transferred	$1,191,050

Inovalon Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
The amounts attributed to identified intangible assets are summarized in the table below (in thousands):

	Estimated Useful Life	Preliminary Fair Value	Measurement Period Adjustments	Adjusted Preliminary Fair Value
Customer relationships	13 years	$408,000	$(23,000)	$385,000
Technology	13 years	86,000	—	86,000
Tradenames	17 years	19,000	—	19,000
Total intangible assets		$513,000	$(23,000)	$490,000
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

Year ended December 31,
2018
Revenue	$565,040
Loss before taxes	$(56,016)
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
4. REVENUE
The Company primarily derives its revenues through the sale or subscription licensing of its platform solutions and services. The following table disaggregates revenue by offering (in thousands):

	Year Ended December 31,
	2020	2019	2018
Platform solutions(1)	$601,145	$576,295	$466,544
Services(2)	66,379	66,115	61,132
Total revenue	$667,524	$642,410	$527,676
______________________________________
(1)Platform solutions include arrangements for technology-based offerings representing subscription-based cloud-based platform offerings, real-time accessibility of comprehensive patient-specific healthcare data and analytical insights through Inovalon DataStream™, and legacy platform solutions that are not cloud-based and not billed under a subscription-based contract structure.
(2)Services include advisory, implementation, and support services under time and materials, fixed price, or retainer-based contracts.

Inovalon Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
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
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables, and deferred revenue. Invoices to clients, which may include upfront customer consideration, are generated in accordance with the terms of the applicable contract, which may not be directly related to the performance of services. Unbilled receivables are invoiced when the achievement of specific events as defined by each contract occurs. Advanced billings to clients in excess of revenue earned are recorded as deferred revenue until the aforementioned revenue recognition criteria are met.
As of December 31, 2020, the Company had contract assets of $63.0 million of which $40.2 million was included in accounts receivable, $7.6 million was included in prepaid expenses and other current assets, and $15.2 million was included in other assets on the consolidated balance sheets. As of December 31, 2019, the Company had contract assets of $41.7 million of which $36.0 million was included in accounts receivable, $3.1 million was included in prepaid expenses and other current assets, and $2.6 million was included in other assets on the consolidated balance sheets.
As of December 31, 2020, the Company had contract liabilities of $22.3 million, which is included in deferred revenue on the consolidated balance sheet and presented net of contracts assets of $11.4 million. As of December 31, 2019, the Company had contract liabilities of $25.1 million, which is included in deferred revenue on the consolidated balance sheet and presented net of contracts assets of $11.4 million. Revenue recognized during the year ended December 31, 2020 that was included in the deferred revenue balance at the beginning of the year was $20.2 million.
Costs to Obtain a Contract
Commissions for contracts with terms greater than one year are expensed over the remaining life of the contracts. Credits provided to customers which are recorded as a reduction to revenue are amortized over the applicable service period. For remaining contracts, the Company has elected to use the practical expedient to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less. The Company had a deferred commissions balance of $18.9 million and $11.8 million as of December 31, 2020 and December 31, 2019, respectively. The Company recognized amortization related to deferred commissions of $2.8 million during the year ended December 31, 2020. Short-term and long-term deferred commissions are classified as prepaid expenses and other current assets and other assets on the consolidated balance sheet, respectively.
5. NET INCOME (LOSS) PER SHARE
The Company has a multi-class stock structure and the Company presents the impact on net income per share (“EPS”) by calculating EPS based on the authorized, issued and outstanding shares of Class A and Class B common stock. Holders of all

Inovalon Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
outstanding classes of common stock participate ratably in earnings on an identical per share basis as if all shares were a single class.
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
Basic net income (loss) per share of common stock is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. All participating securities are excluded from the basic weighted-average shares of common stock outstanding. Unvested RSAs are excluded from the calculation of the weighted-average shares of common stock until vesting occurs, as the restricted shares are subject to forfeiture and cancellation until vested. For purposes of the diluted net income per share attributable to common stockholders calculation, unvested shares of common stock resulting from RSAs are considered to be potentially dilutive shares of common stock.
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

Inovalon Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
The numerators and denominators of the basic and diluted EPS computations, reconciliations of the weighted average shares outstanding, and resulting basic and diluted earnings per share for our common stock are calculated as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2020	2019	2018
Basic
Numerator:
Net income (loss)	$22,579	$7,775	$(39,164)
Undistributed earnings allocated to participating securities	(673)	(237)	—
Net income (loss) attributable to common stockholders—basic	$21,906	$7,538	$(39,164)
Denominator:
Weighted average shares used in computing net income (loss) per share attributable to common stockholders—basic	149,609	148,304	145,389
Net income (loss) per share attributable to common stockholders—basic	$0.15	$0.05	$(0.27)
Diluted
Numerator:
Net income (loss) attributable to common stockholders—diluted	$21,906	$7,538	$(39,164)
Denominator:
Number of shares used for basic EPS computation	149,609	148,304	145,389
Effect of dilutive securities	175	329	—
Weighted average shares used in computing net income per share attributable to common stockholders—diluted	149,784	148,633	145,389
Net income (loss) per share attributable to common stockholders—diluted	$0.15	$0.05	$(0.27)
The computation of diluted EPS does not include certain awards, on a weighted average basis, for the years ended December 31, 2020, 2019, and 2018, respectively, because their inclusion would have an anti-dilutive effect on EPS. The awards excluded because of their anti-dilutive effect are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Awards excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive	—	1	89
6. FAIR VALUE MEASUREMENTS
The following table presents the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$42,096	$—	$—	$42,096
Other current liabilities:
Interest rate swaps	—	(18,694)	—	(18,694)
Contingent consideration	—	—	(14,810)	(14,810)
Other liabilities:
Interest rate swaps	—	(51,659)	—	(51,659)
Contingent consideration	—	—	(1,373)	(1,373)
Total	$42,096	$(70,353)	$(16,183)	$(44,440)

Inovalon Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
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
The Company determines the fair value of its security holdings based on pricing from its pricing vendors. The valuation techniques used to measure the fair value of financial instruments having Level 2 inputs were derived from prevailing market interest rates and discount rates to present value future cash flows based on the forward LIBOR yield curves. Such market rates or prices may be quoted prices in active markets for identical assets (Level 1 inputs) or pricing determined using inputs other than quoted rates or prices that are observable either directly or indirectly (Level 2 inputs). The Company performs procedures to ensure that appropriate fair values are recorded such as comparing rates or prices obtained from other sources.
The following table presents our financial instruments measured at fair value using unobservable inputs (Level 3) as of the years ended December 31 (in thousands):

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	2020	2019
Balance, beginning of period	$(16,790)	$(31,824)
Fair value adjustment(1)(2)	(2,967)	532
Accretion expense (recognized in general and administrative expenses)	(109)	(647)
Settlement (payment) of liability	3,683	15,149
Balance, end of period	$(16,183)	$(16,790)
______________________________________
(1)During 2020, the Company recognized an adjustment of $3.0 million in general and administrative expenses related to the change in fair value of contingent consideration.
(2)During 2019, the Company recognized an adjustment of $0.8 million recognized in general and administrative expenses related to the change in fair value of contingent consideration, partially offset by an adjustment of $0.3 million recognized in goodwill, which was a purchase accounting adjustment attributable to the ABILITY Acquisition.
2018 Credit Facilities
The Company records debt on the balance sheet at carrying value. The estimated fair value of the Company’s debt is determined based on Level 2 inputs including current market rates for similar types of borrowings. The following table presents the carrying value and fair value of the Company’s debt (including the current portion thereof) as of December 31, 2020 (in thousands):

Carrying amount	$887,374
Fair value	$882,937

Inovalon Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
Interest Rate Swaps
In connection with the 2018 Credit Agreement, the Company entered into four interest rate swaps during 2018, each of which mature in March 2025, to mitigate the risk of a rise in interest rates. These interest rate swaps mitigate the exposure on the variable component of interest on the Company’s 2018 Credit Facilities. The interest rate swaps fix the LIBOR rate component of interest on $700.0 million of the 2018 Term Facility at a weighted average rate of approximately 2.8%. See “Note 10—Debt” for additional information. These interest rate swaps are designated as cash flow hedges and are deemed highly effective under ASC 815, Derivatives and Hedging. The interest rate swaps are recorded on the balance sheet at fair value as either assets or liabilities and any changes to the fair value are recorded through accumulated other comprehensive income and reclassified into interest expense in the same period in which the hedged transaction is recognized in earnings. Cash flows from interest rate swaps are reported in the same category as the cash flows from the items being hedged.
The following table presents the location and amount of gains and losses on interest rate swaps included in other comprehensive income (“OCI”) and the statement of operations for the year ended December 31, 2020 (in thousands):

	Gain (Loss) recognized in OCI	Statement of Operations Location	(Gain) Loss reclassified from OCI
Interest rate swap contract	$(46,666)	Interest expense	$15,612
The following table presents the location and amount of gains and losses on interest rate swaps included in OCI and the statement of operations for the year ended December 31, 2019 (in thousands):

	Gain (Loss) recognized in OCI	Statement of Operations Location	(Gain) Loss reclassified from OCI
Interest rate swap contract	$(33,194)	Interest expense	$3,811
The net amount of accumulated other comprehensive income expected to be reclassified to interest expense in the next twelve months is $18.8 million.
7. PROPERTY, EQUIPMENT, AND CAPITALIZED SOFTWARE
Property, equipment and capitalized software consisted of the following (in thousands):

	December 31,
	2020	2019
Office and computer equipment	$84,992	$81,090
Leasehold improvements	21,653	14,936
Purchased software	57,417	51,784
Capitalized software	201,204	166,995
Furniture and fixtures	8,354	7,934
Land	390	390
Buildings	25,482	14,028
Work in process	9,749	8,200
Total	409,241	345,357
Less: accumulated depreciation and amortization	(241,128)	(197,616)
Property, equipment and capitalized software, net	$168,113	$147,741
Depreciation expense for the years ended December 31, 2020, 2019, and 2018 was $61.9 million, $55.9 million, and $52.7 million, respectively. At December 31, 2020 and 2019, the Company had unamortized capitalized software costs, including costs classified as work in progress, of $80.5 million and $64.0 million, respectively. At December 31, 2020 and 2019, work in process consisted primarily of purchased software licenses, computer equipment, and capitalized software, which was not placed into service.
8. LEASES
Leases held on or after January 1, 2019 are presented under ASC 842, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 840.

Inovalon Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
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
Finance lease right-of-use assets of $23.2 million are included in property, equipment, and capitalized software, net on the consolidated balance sheet.
The following table presents components of lease expense (in thousands):

	Year Ended December 31,
	2020	2019
Finance lease cost
Amortization of right-of-use assets	$3,596	$2,025
Interest on lease liabilities	820	495
Operating lease cost	10,059	11,385
Variable lease cost	1,590	2,350
Sublease income	(769)	(1,041)
Total lease cost	$15,296	$15,214
Maturities of lease liabilities as of December 31, 2020 are as follows (in thousands):

	Operating Leases	Finance Leases
2021	$7,018	$4,789
2022	8,299	3,600
2023	6,952	3,698
2024	5,044	3,804
2025	5,166	3,862
Thereafter	24,311	13,892
Total future minimum lease payments	56,790	33,645
Less: Interest	(10,015)	(3,923)
Total	$46,775	$29,722

Inovalon Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
Supplemental cash flow information related to leases are as follows (in thousands):

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$9,228	$12,940
Operating cash flows for financing leases	818	495
Financing cash flows for financing leases	3,481	2,393
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases(1)	$(1,590)	$23,620
Finance leases	11,694	20
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
Supplemental balance sheet information related to leases are as follows:

	December 31,
	2020	2019
Weighted average remaining lease term:
Operating leases	4 years	5 years
Financing leases	8 years	8 years
Weighted average discount rate:
Operating leases	4.1%	4.7%
Financing leases	3.0%	3.0%
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
The following table summarizes the activity related to the carrying value of our goodwill during the years ended December 31, 2020 and 2019 (in thousands):

Goodwill as of January 1, 2019	$956,029
Goodwill recorded in connection with the acquisition of ABILITY(1)	(148)
Goodwill as of December 31, 2019 and 2020	$955,881
______________________________________
(1)During 2019, the Company finalized the working capital adjustments for ABILITY. The adjustments had no impact on the Company’s revenues or expenses. Based on our assessments of qualitative and quantitative factors, the adjustments were not considered to be material to our consolidated financial statements, individually or in the aggregate, to any previously issued consolidated financial statements.

Inovalon Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
Intangible Assets
Intangible assets at December 31, 2020 and 2019 were as follows (in thousands):

	December 31, 2020
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (years)
Technology	$116,177	$(47,570)	$68,607	10.3
Trademark and trade names	31,860	(12,060)	19,800	12.6
Database	6,500	(6,500)	—	0.0
Customer relationships	480,950	(137,138)	343,812	9.7
Non-compete agreements	820	(820)	—	0.0
Data assets	22,447	(2,108)	20,339	4.0
Total	$658,754	$(206,196)	$452,558

	December 31, 2019
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (years)
Technology	$116,177	$(38,597)	$77,580	11.0
Trademark and tradenames	31,860	(9,363)	22,497	13.0
Database	6,500	(6,500)	—	0.0
Customer relationships	480,950	(97,986)	382,964	10.6
Non-compete agreements	820	(820)	—	0.0
Total	$636,307	$(153,266)	$483,041
Amortization expense for the years ended December 31, 2020, 2019, and 2018 was $53.1 million, $52.3 million, and $44.0 million, respectively.
Estimated future amortization expense of intangible assets, based upon the Company’s intangible assets at December 31, 2020, is as follows (in thousands):

Amount
Year ending December 31:
2021	$53,646
2022	53,646
2023	53,486
2024	50,078
2025	41,152
Thereafter	200,550
Total	$452,558
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

Inovalon Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
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
On February 11, 2020, the Company executed an amendment to its 2018 Credit Agreement to reprice the 2018 Term Facility, resulting in a decrease to the applicable interest rate margin by 50 basis points to 3.00% with an additional 25 basis point reduction upon achievement of a defined senior secured net leverage ratio. Other material provisions under the 2018 Revolving Facility and 2018 Term Facility, including the maturity date of April 2, 2025 and current amount of debt outstanding, remain unchanged.
At the option of the Company, the loans outstanding under the 2018 Term Facility will bear interest either at: (i) Adjusted London Interbank Offer Rate (“LIBOR”) plus an applicable margin of 3.00% or (ii) the Alternate Base Rate (“ABR”) plus an applicable margin. The Company may elect interest periods of one, two, three or six months for Adjusted LIBOR borrowings. As set forth in the 2018 Credit Agreement, the ABR is the higher of: (i) the rate that MSSF as Administrative Agent announces from time to time as its prime or base commercial lending rate, as in effect from time to time, (ii) the Federal Funds Effective Rate plus ½ of 1.0% and (iii) one-month Adjusted LIBOR plus 1.0%.
The Company is required to pay a commitment fee ranging from 0.25% to 0.375% per annum in respect of the daily average unused commitments under the 2018 Revolving Facility based on the Company’s senior secured net leverage ratio. As of December 31, 2020, the Company had $100.0 million available consisting of $99.0 million on the 2018 Revolving Facility and a letter of credit of $1.0 million.
The following table discloses the outstanding debt at each balance date as follows (in thousands):

	December 31, 2020	December 31, 2019
2018 Term Facility(1)	$887,374	$893,737
Less: current portion	9,800	9,800
Non-current Credit Facilities	$877,574	$883,937
______________________________________
(1)The 2018 Term Facility is presented net of unamortized deferred financing fees and original issue discount (“OID”) of $20.6 million and $24.0 million as of December 31, 2020 and 2019, respectively.
The Company and its Restricted Subsidiaries (as defined in the 2018 Credit Agreement) are subject to certain affirmative and negative covenants under the 2018 Credit Agreement, and the 2018 Credit Agreement includes certain customary representations and warranties of the Company. As of December 31, 2020, the Company is in compliance with the covenants under the 2018 Credit Agreement.
Scheduled principal maturity of the 2018 Credit Facilities follows (in thousands):

Amount
2021	$9,800
2022	9,800
2023	9,800
2024	9,800
2025	868,750
Total scheduled maturities	907,950
Unamortized deferred financing fees and OID	(20,576)
Total Credit Facilities	$887,374
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

Inovalon Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
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
12. STOCK-BASED COMPENSATION
On February 18, 2015, the date of the completion of the Company’s IPO, the Company’s 2015 Omnibus Incentive Plan (the “2015 Plan”) became effective. The 2015 Plan provided for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), to the Company’s employees and any parent and subsidiary employees, and for the grant of non-qualified stock options, stock appreciation rights, restricted stock, RSAs, RSUs, dividend equivalent rights, cash-based awards (including annual cash incentives and long-term cash incentives), and any combination thereof to the Company’s employees, directors, and consultants and to employees, directors, and consultants of certain affiliated entities. At the Company’s annual meeting of stockholders held on June 5, 2019, the Company’s stockholders, upon the recommendation of the Board of Directors of the Company (the “Board”), approved the Amended and Restated 2015 Omnibus Incentive Plan (the “Amended Plan”), which was previously adopted by the Board on February 14, 2019, subject to the approval by the stockholders. The Amended Plan (i) increased the maximum number of shares of the Company’s Class A common stock available for issuance by 6,000,000 shares to a total of 13,335,430; (ii) removed the provisions regarding Section 162(m) of the Code that are no longer relevant due to recent changes to the Code pursuant to the Tax Cuts and Jobs Act of 2017, which eliminated the “performance-based compensation” exception to the deduction limitation under Section 162(m) of the Code; and (iii) extended the term of the Amended Plan until the tenth anniversary of the date of Board approval of the Amended Plan.
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
A summary of RSU activity is as follows:

	Number of RSUs	Weighted Average Fair Value Per Unit
RSUs granted and unvested at January 1, 2020	136,176	$14.21
RSUs granted during 2020	64,155	19.10
RSUs vested during 2020	(136,176)	14.95
RSUs forfeited during 2020	(9,165)	19.10
RSUs granted and unvested at December 31, 2020	54,990	$19.10
The weighted-average fair value of RSUs granted during the years ended December 31, 2020, 2019, and 2018 was $19.10, $13.88, and $10.35, respectively. During the years ended December 31, 2020 and 2019, and 2018, these awards had an aggregate grant date fair value of $1.2 million, $1.3 million, and $1.1 million, respectively. The total fair value of RSUs vested during the years ended December 31, 2020, 2019 and 2018 was $1.6 million, $2.3 million, and $1.1 million, respectively. As of December 31, 2020, there was a total of $0.5 million in unrecognized compensation cost related to unvested RSUs, which are expected to be recognized over a weighted-average period of approximately 0.5 years.

Inovalon Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
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
During 2020, the Company granted 1.5 million RSAs, of which 0.6 million had performance vesting conditions. A summary of RSA activity is as follows:

	Number of RSAs	Weighted Average Fair Value Per Unit
RSAs granted and unvested at January 1, 2020	6,009,255	$13.51
RSAs granted during 2020	1,480,723	21.91
RSAs vested during 2020	(1,530,660)	13.59
RSAs forfeited during 2020	(756,356)	13.11
RSAs granted and unvested at December 31, 2020	5,202,962	$15.93
The weighted-average fair value of an RSA granted during the years ended December 31, 2020, 2019, and 2018 was $21.91, $14.96, and $11.12, respectively. During the years ended December 31, 2020, 2019, and 2018, these awards had an aggregate grant date fair value of $32.4 million, $40.1 million, and $28.6 million, respectively. The total fair value of RSAs vested during the years ended December 31, 2020, 2019, and 2018 was $25.3 million, $15.9 million, and $8.6 million, respectively. As of December 31, 2020, there was a total of $62.4 million in unrecognized compensation cost related to unvested RSAs, which are expected to be recognized over a weighted-average period of approximately 3.1 years.
Stock Options
The Company did not grant any options during the years ended December 31, 2020, 2019, and 2018. The Company uses the Black-Scholes option-pricing model to determine the estimated fair value for previously granted stock option awards. The Black-Scholes option-pricing model requires the use of estimates, including the fair market value of the Company’s common stock prior to the Company’s IPO, expected stock price volatility, expected term, estimated forfeitures and the risk-free interest rate. The fair value of stock option awards is amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period.
Stock option activity is as follows:

	Number of Shares Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance at January 1, 2020	303,275	$7.63	4.4	$3,393
Stock options exercised during 2020	(25,287)	$7.82
Stock options canceled during 2020	(14,745)	$7.89
Balance at December 31, 2020	263,243	$7.60	3.4	$2,782
Exercisable at December 31, 2020	263,243	$7.60	3.4	$2,782
Vested and expected to vest at December 31, 2020	263,243	$7.60	3.4	$2,782
The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the fair value of the Company’s common stock and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options. This amount is subject to change based on changes

Inovalon Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
to the fair market value of the Company’s common stock. The total intrinsic value of options exercised during the years ended December 31, 2020, 2019, and 2018 was $0.3 million, $4.6 million, and $1.2 million, respectively.
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
The following table summarizes the ESPP activity during the years shown:

	Year Ended December 31,
	2020	2019	2018
Shares purchased and issued	80,789	92,738	90,084
Weighted average discounted price per share	$18.64	$12.64	$9.74
Stock-based compensation expense (in thousands)	$390	$234	$141
13. EMPLOYEE BENEFIT PLANS
On June 1, 2007, the Company adopted a 401(k) Profit Sharing Plan and Trust (“401(k) Plan”). The 401(k) Plan was amended on February 1, 2010 to allow employees to become eligible to participate upon the completion of 30 days of service. During 2020, the Company amended the 401(k) Plan to increase the match for employee contributions to 5.0% of their compensation, up from 4.0% in prior years. The employer contributions vest immediately.
During the years ended December 31, 2020, 2019, and 2018, total expense recorded for the Company’s matching 401(k) contributions were $9.5 million, $7.0 million, and $6.3 million, respectively.
14. INCOME TAXES
The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$(22,869)	$(468)	$(2,113)
State	3,584	1,847	215
Total current (benefit) provision	(19,285)	1,379	(1,898)
Deferred:
Federal	14,990	107	(8,009)
State	(2,823)	(3,383)	(4,486)
Total deferred provision (benefit)	12,167	(3,276)	(12,495)
Total benefit from income taxes	$(7,118)	$(1,897)	$(14,393)
The provision for income taxes reconciles to the amount computed by applying the federal statutory rate, 21.0%, to income before income taxes as follows (in thousands, except percentages):

Inovalon Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31,
	2020		2019		2018
Expected federal income tax	21.0%	$3,247	21.0%	$1,234	21.0%	$(11,247)
State income taxes	8.7%	1,347	(26.1)%	(1,536)	8.0%	(4,270)
Permanent items	14.9%	2,303	(6.5)%	(384)	1.1%	(614)
Research and development tax credits	(7.2)%	(1,119)	(17.1)%	(1,003)	1.6%	(850)
Excess tax benefits and stock-based compensation	(12.7)%	(1,960)	(13.9)%	(815)	(1.0)%	559
Acquisition-related tax adjustments	—%	—	3.2%	189	(2.1)%	1,144
Enactment of the CARES Act	(72.2)%	(11,164)	—%	—	—%	—
Other	1.5%	228	7.1%	418	(1.7)%	885
Income tax benefit	(46.0)%	$(7,118)	(32.3)%	$(1,897)	26.9%	$(14,393)
In March 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law and included various provisions to provide additional economic relief to address the impact of the COVID-19 pandemic. Notable provisions included net operating loss carrybacks, adjustments to the interest expense limitations under the U.S Tax Code Section 163(j), increase in the charitable contributions limitation, payroll tax deferrals of the employer portion of social security tax to be repaid in 2021 and 2022, and an employee retention credit for wages paid to an idle employee under certain circumstances resulting from the COVID-19 pandemic. During the first quarter of 2020, the Company filed a carryback return for net operating losses incurred in 2018 which resulted in a refund and a benefit to the tax provision which was recognized in the first quarter. Additionally, the Company recorded a tax receivable and benefit to the tax provision for the anticipated tax net operating losses incurred in 2020 that will be carried back to prior years. In total, the Company recorded an income tax receivable of $40.8 million and a tax benefit of $11.2 million from the enactment of the CARES Act. Further, the Company elected to defer the employer portion of social security taxes through 2020 and will file for the employee retention credit allowed for under the CARES Act.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2020	2019
Components of deferred tax assets and liabilities
Deferred tax assets:
Operating lease liabilities	$19,919	$18,524
Unrealized gains and losses in other comprehensive income	22,570	12,568
Interest expense carryforwards	1,467	9,079
Net operating loss carryforwards	9,361	6,975
Tax credit carryforwards	4,867	4,156
Stock-based compensation	6,405	4,078
Accrued expenses and reserves	3,632	2,196
Other	920	1,297
Total deferred tax assets	69,141	58,873
Deferred tax liabilities:
Intangibles	109,665	113,978
Property, equipment and capitalized software	29,182	22,606
Operating lease right-of-use assets	15,865	15,300
Deferred financing fees	8,366	—
Prepaids and other	5,750	4,453
Total deferred tax liabilities	168,828	156,337
Net deferred tax liabilities before valuation allowance	99,687	97,464
Valuation allowance	229	229
Net deferred tax liabilities	$99,916	$97,693

Inovalon Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)
As of December 31, 2020, the Company has U.S. federal and state net operating loss carryforwards of approximately $0.1 million and $11.8 million, respectively. The U.S. federal net operating loss carryforwards will expire by 2036 and the majority of the state net operating losses will expire by 2039. As of December 31, 2020, the Company has interest expense carryforwards for state tax purposes of approximately $1.8 million that can be carried forward indefinitely. As of December 31, 2020, the Company has U.S. federal and state tax credit carryforwards of approximately $4.2 million and $0.9 million, respectively, which excludes any uncertain tax positions. The tax credit carryforwards will expire between 2025 and 2040. Change of control provisions as defined in Section 382 of the Internal Revenue Code have been analyzed and are not expected to materially limit the Company’s use of the interest expense, net operating loss, or tax credit carryforwards.
Uncertain Tax Positions— The interest and penalties related to uncertain tax positions are classified as a component of income tax expense. The following table presents the changes in uncertain tax position (in thousands):

	2020	2019	2018
January 1	$1,161	$1,158	$—
Gross increases in tax positions in current period	—	2	—
Gross increase in tax positions in prior period	38	37	32
Gross decrease in tax positions in prior period	—	(1)	(1)
Gross increase in tax positions from acquisitions	—	16	1,162
Lapse of statute of limitations	(416)	(51)	(35)
Uncertain tax position at December 31	$783	$1,161	$1,158
If the uncertain tax positions were to be resolved favorably, total uncertain tax position in an amount of approximately $0.5 million would reduce income tax expense and the Company’s effective tax rate in the future. While it is reasonably possible that the amount of the unrecognized tax benefits could increase or decrease during the next twelve months, we believe it is unlikely that the change would be a material amount.
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

INOVALON HOLDINGS, INC.
Schedule II
Valuation and Qualifying Accounts and Reserves
(in thousands)

	Allowance for Accounts Receivable
	Balance at Beginning of Year	Additions Charged Against Revenue	Additions Charged to Cost and Expense	Deductions	Balance at End of Year
Year Ended December 31, 2020	$3,351	$5,322	$1,318	$(7,291)	$2,700
Year Ended December 31, 2019	$3,350	$5,895	$1,855	$(7,749)	$3,351
Year Ended December 31, 2018	$2,038	$3,039	$3,520	$(5,247)	$3,350