Form 10-Q
period 2021-03-31
Inovalon Holdings, Inc.
filed 2021-04-28
CIK 1619954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2021
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of April 16, 2021, the registrant had 77,812,168 shares of Class A common stock outstanding and 78,081,076 shares of Class B common stock outstanding.

INOVALON HOLDINGS, INC.
FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2021

PART I—FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
INOVALON HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and par value amounts)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$128,630	$123,880
Accounts receivable (net of allowances of $2,502 at March 31, 2021 and $2,700 at December 31, 2020)	144,764	148,003
Prepaid expenses and other current assets	29,977	26,529
Income tax receivable	26,847	24,664
Total current assets	330,218	323,076
Non-current assets:
Property, equipment and capitalized software, net	173,283	168,113
Operating lease right-of-use assets	34,279	35,355
Goodwill	955,881	955,881
Intangible assets, net	440,275	452,558
Other assets	32,060	36,415
Total assets	$1,965,996	$1,971,398
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$47,484	$52,998
Accrued compensation	26,743	40,860
Other current liabilities	42,178	39,835
Deferred revenue	15,517	10,854
Credit facilities	9,800	9,800
Operating lease liabilities	6,547	5,968
Finance lease liabilities	4,021	3,963
Total current liabilities	152,290	164,278
Non-current liabilities:
Credit facilities, less current portion	876,241	877,574
Operating lease liabilities, less current portion	40,209	40,807
Finance lease liabilities, less current portion	24,582	25,759
Other liabilities	40,152	54,350
Deferred income taxes	102,801	99,916
Total liabilities	1,236,275	1,262,684
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.000005 par value, 900,000,000 shares authorized, zero shares issued and outstanding at each of March 31, 2021 and December 31, 2020, respectively	—	—
Class A common stock, $0.000005 par value, 750,000,000 shares authorized; 92,242,152 shares issued and 77,621,977 shares outstanding at March 31, 2021; 91,617,450 shares issued and 76,997,275 shares outstanding at December 31, 2020	1	1
Class B common stock, $0.000005 par value, 150,000,000 shares authorized; 78,331,591 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	—	—
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, zero shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	—	—
Additional paid-in-capital	657,852	655,444
Retained earnings	310,046	300,890
Treasury stock, at cost, 14,620,175 shares at March 31, 2021 and December 31, 2020, respectively	(199,817)	(199,817)
Other comprehensive loss	(38,361)	(47,804)
Total stockholders’ equity	729,721	708,714
Total liabilities and stockholders’ equity	$1,965,996	$1,971,398
See notes to consolidated financial statements.

INOVALON HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per-share amounts)

	Three Months Ended March 31,
	2021	2020
Revenue	$177,176	$154,187
Expenses:
Cost of revenue(1)	44,397	41,043
Sales and marketing(1)	19,474	15,159
Research and development(1)	8,519	7,104
General and administrative(1)	53,025	53,883
Depreciation and amortization	28,431	27,934
Total operating expenses	153,846	145,123
Income from operations	23,330	9,064
Other income and (expenses):
Interest income	46	290
Interest expense	(13,128)	(14,560)
Other expense, net	(2)	(22)
Income (Loss) before taxes	10,246	(5,228)
Provision for (Benefit from) income taxes	1,090	(3,545)
Net income (loss)	$9,156	$(1,683)
Net income (loss) attributable to common stockholders, basic and diluted	$8,910	$(1,683)
Net income (loss) per share attributable to common stockholders, basic and diluted:
Basic net income (loss) per share	$0.06	$(0.01)
Diluted net income (loss) per share	$0.06	$(0.01)
Weighted average shares of common stock outstanding:
Basic	150,302	149,183
Diluted	150,454	149,183
________________________________________________

(1)	Includes stock-based compensation expense as follows:
	Cost of revenue	$221	$165
	Sales and marketing	938	620
	Research and development	320	453
	General and administrative	4,184	6,018
	Total stock-based compensation expense	$5,663	$7,256
See notes to consolidated financial statements.

INOVALON HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$9,156	$(1,683)
Other comprehensive income (loss):
Realized losses on cash flow hedges reclassified from accumulated other comprehensive income, net of tax of $(1,501) and $(681), respectively	3,178	1,446
Net change in unrealized gains (losses) on cash flow hedges, net of tax of $(2,950) and $12,069, respectively	6,265	(25,646)
Comprehensive income (loss)	$18,599	$(25,883)
See notes to consolidated financial statements.

INOVALON HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands, except share amounts)

	Issued Class A Common Stock		Issued Class B Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance—January 1, 2021	91,617,450	$1	78,331,591	$—	(14,620,175)	$(199,817)	$655,444	$300,890	$(47,804)	$708,714
Stock-based compensation expense	—	—	—	—	—	—	5,533	—	—	5,533
Exercise of stock options	165,311	—	—	—	—	—	1,110	—	—	1,110
Conversion of Class B to Class A common stock		—		—	—	—	—	—	—	—
Issuance of shares related to restricted stock units and awards, net of forfeitures	619,090	—	—	—	—	—	—	—	—	—
Shares withheld for employee taxes upon conversion of restricted stock	(159,699)	—	—	—	—	—	(4,235)	—	—	(4,235)
Other comprehensive loss	—	—	—	—	—	—	—	—	9,443	9,443
Net income	—	—	—	—	—	—	—	9,156	—	9,156
Balance—March 31, 2021	92,242,152	$1	78,331,591	$—	(14,620,175)	$(199,817)	$657,852	$310,046	$(38,361)	$729,721

	Issued Class A Common Stock		Issued Class B Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance—January 1, 2020	90,327,728	$1	79,369,411	$—	(14,620,175)	$(199,817)	$636,461	$278,246	$(26,732)	$688,159
Stock-based compensation expense	—	—	—	—	—	—	7,164	—	—	7,164
Exercise of stock options	23,183	—	—	—	—	—	183	—	—	183
Conversion of Class B to Class A common stock	98,550	—	(98,550)	—	—	—	—	—	—	—
Issuance of shares related to restricted stock units and awards, net of forfeitures	574,082	—	—	—	—	—	—	—	—	—
Shares withheld for employee taxes upon conversion of restricted stock	(148,071)	—	—	—	—	—	(2,947)	—	—	(2,947)
Other comprehensive loss	—	—	—	—	—	—	—	—	(24,200)	(24,200)
Adjustment to retained earnings for adoption of ASC 326	—	—	—	—	—	—	—	65	—	65
Net loss	—	—	—	—	—	—	—	(1,683)	—	(1,683)
Balance—March 31, 2020	90,875,472	$1	79,270,861	$—	(14,620,175)	$(199,817)	$640,861	$276,628	$(50,932)	$666,741
See notes to consolidated financial statements.

INOVALON HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$9,156	$(1,683)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	5,663	7,256
Depreciation	15,019	14,980
Amortization of intangibles	13,412	12,954
Amortization of debt issuance costs and debt discount	1,217	1,151
Deferred income taxes	(1,568)	(181)
Change in fair value of acquisition-related contingent consideration	—	109
Other	(171)	(295)
Changes in assets and liabilities:
Accounts receivable	3,928	1,614
Prepaid expenses and other current assets	(3,798)	635
Income taxes receivable	(2,183)	(3,624)
Other assets	3,020	(862)
Accounts payable and accrued expenses	(3,257)	(2,844)
Accrued compensation	(15,668)	(15,558)
Other current and non-current liabilities	1,909	(2,996)
Deferred revenue	5,757	3,443
Net cash provided by operating activities	32,436	14,099
Cash flows from investing activities:
Purchases of property and equipment	(4,448)	(5,533)
Investment in capitalized software	(13,988)	(10,940)
Purchase of intangible assets	(2,556)	—
Net cash used in investing activities	(20,992)	(16,473)
Cash flows from financing activities:
Proceeds from credit facility borrowings	—	99,000
Repayment of credit facility borrowings	(2,450)	(2,450)
Payments for debt issuance costs	—	(1,000)
Proceeds from exercise of stock options	1,110	183
Finance lease liabilities paid	(1,119)	(631)
Tax payments for equity award issuances	(4,235)	(2,947)
Net cash (used in) provided by financing activities	(6,694)	92,155
Increase in cash and cash equivalents	4,750	89,781
Cash and cash equivalents, beginning of period	123,880	93,094
Cash and cash equivalents, end of period	$128,630	$182,875
Supplemental cash flow disclosure:
Income taxes paid, net	$1,489	$357
Interest paid	10,390	13,092
Non-cash transactions:
Accruals for purchases of property and equipment	7,050	1,606
Accruals for investment in capitalized software	9,103	1,440
Accruals for purchase of intangible assets	1,125	10,819
See notes to consolidated financial statements.

INOVALON HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared by Inovalon Holdings, Inc. (“Inovalon” or the “Company”) in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Rule 10-01 of Regulation S-X. Accordingly, the unaudited consolidated financial statements may not include all of the information and notes required by GAAP for audited financial statements. The year-end December 31, 2020 consolidated balance sheet data included herein was derived from audited financial statements but does not include all disclosures required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of items of a normal and recurring nature, necessary to present fairly the Company’s financial position as of March 31, 2021, the results of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the three-month periods ended March 31, 2021 and 2020. The results of operations for the three-month periods ended March 31, 2021 and 2020 are not necessarily indicative of the results to be expected for the full year. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities, and related disclosures, as of the date of the financial statements, and the amounts of revenue and expenses reported during the period. Actual results could differ from estimates. The information contained herein should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”).
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
Recently Issued Accounting Standards
There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements and note disclosures, from those disclosed in the 2020 Form 10-K, that would be expected to impact the Company.
2. REVENUE
The Company primarily derives its revenues through the sale or subscription licensing of its platform solutions and services. The following table disaggregates revenue by offering (in thousands):

	Three Months Ended March 31,
	2021	2020
Platform solutions(1)	$161,619	$140,617
Services(2)	15,557	13,570
Total revenue	$177,176	$154,187
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
Contract Balances
As of March 31, 2021, the Company had contract assets of $73.1 million of which $55.3 million was included in accounts receivable, $6.8 million was included in prepaid expenses and other current assets, and $11.0 million was included in other assets on the consolidated balance sheets. As of December 31, 2020, the Company had contract assets of $63.0 million of which $40.2 million was included in accounts receivable, $7.6 million was included in prepaid expenses and other current assets, and $15.2 million was included in other assets on the consolidated balance sheets.

As of March 31, 2021, the Company had contract liabilities of $30.3 million, which is included in deferred revenue on the consolidated balance sheet and presented net of contracts assets of $14.8 million. As of December 31, 2020, the Company had contract liabilities of $22.3 million, which is included in deferred revenue on the consolidated balance sheet and presented net of contracts assets of $11.4 million. Revenue recognized during the three months ended March 31, 2021 that was included in the deferred revenue balance at the beginning of the year was $10.1 million.
Costs to Obtain a Contract
The Company had a deferred commissions balance of $19.9 million and $18.9 million as of March 31, 2021 and December 31, 2020, respectively. Short-term and long-term deferred commissions are classified as prepaid expenses and other current assets and other assets on the consolidated balance sheet, respectively.
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
The Company has issued RSAs under the Amended Plan. The Company considers issued and unvested RSAs to be participating securities as the holders of these RSAs have a non-forfeitable right to dividends in the event of the Company’s declaration of a dividend on shares of Class A and Class B common stock. Subsequent to the issuance of the participating securities, the Company applied the two-class method required in calculating net income (loss) per share of Class A and Class B common stock. Under the two-class method, net income (loss) attributable to common stockholders is determined by allocating undistributed earnings, calculated as net income (loss), less earnings attributable to participating securities. The net income (loss) per share attributable to common stockholders is allocated based on the contractual participation rights of the Class A common stock and Class B common stock as if the income for the period has been distributed. As the liquidation and dividend rights are identical for both classes of common stock, the net income (loss) attributable to common stockholders is allocated on a proportionate basis. If the Company incurs a loss from continuing operations, losses are not allocated to participating securities.

The following table reconciles the weighted average shares outstanding for basic and diluted EPS for the periods indicated (in thousands, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Basic
Numerator:
Net income (loss)	$9,156	$(1,683)
Undistributed earnings allocated to participating securities	(246)	—
Net income (loss) attributable to common stockholders—basic	$8,910	$(1,683)
Denominator:
Weighted average shares used in computing net income (loss) per share attributable to common stockholders—basic	150,302	149,183
Net income (loss) per share attributable to common stockholders—basic	$0.06	$(0.01)
Diluted
Numerator:
Net income (loss) attributable to common stockholders—diluted	$8,910	$(1,683)
Denominator:
Number of shares used for basic EPS computation	150,302	149,183
Effect of dilutive securities	152	—
Weighted average shares used in computing net income (loss) per share attributable to common stockholders—diluted	150,454	149,183
Net income (loss) per share attributable to common stockholders—diluted	$0.06	$(0.01)
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
Finance lease right-of-use assets of $22.2 million are included in property, equipment, and capitalized software, net on the consolidated balance sheet.

The following table presents components of lease expense for the three months ended March 31, 2021 and March 31, 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Finance lease cost
Amortization of right-of-use assets	$937	$492
Interest on lease liabilities	219	107
Operating lease cost	2,214	2,718
Variable lease cost	348	403
Sublease income	(213)	(131)
Total lease cost	$3,505	$3,589
Supplemental cash flow information related to leases for the three months ended March 31, 2021 and March 31, 2020 are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,649	$2,492
Operating cash flows for financing leases	221	107
Financing cash flows for financing leases	1,119	631
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$584	$—
Supplemental balance sheet information related to leases as of March 31, 2021 and December 31, 2020 are as follows:

	March 31, 2021	December 31, 2020
Weighted average remaining lease term:
Operating leases	4 years	4 years
Financing leases	8 years	8 years
Weighted average discount rate:
Operating leases	4.1%	4.1%
Financing leases	3.0%	3.0%
5. DEBT
On April 2, 2018, the Company entered into a credit agreement (the “2018 Credit Agreement”) with a group of lenders and Morgan Stanley Senior Funding, Inc. (“MSSF”), as administrative agent, providing for (i) a term loan B facility with the Company as borrower in a total principal amount of $980.0 million (the “2018 Term Facility”); and (ii) a revolving credit facility with the Company as borrower in a total principal amount of up to $100.0 million (the “2018 Revolving Facility” and, together with the 2018 Term Facility, the “2018 Credit Facilities”). The 2018 Revolving Facility will terminate on April 2, 2023 and the 2018 Term Facility will mature on April 2, 2025. As of March 31, 2021, the Company had $100.0 million available to it consisting of $99.0 million on the 2018 Revolving Facility and a letter of credit of $1.0 million.
On February 11, 2020, the Company executed an amendment to the 2018 Credit Agreement to reprice the applicable interest rate margins on the 2018 Credit Facilities, resulting in a decrease to the applicable interest rate margin by 50 basis points to 3.00%. During the first quarter of 2021, the Company achieved a defined senior secured net leverage ratio which resulted in an additional 25 basis point reduction to the applicable interest rate margin to 2.75%. Other material provisions under the 2018 Credit Agreement, including covenants, the maturity date of April 2, 2025, with respect to the 2018 Term Facility, and April 2, 2023, with respect to the 2018 Revolving Facility, and amount of debt available to the Company, remained unchanged by the repricing amendment.
At the option of the Company, the loans outstanding under the 2018 Term Facility will bear interest either at: (i) Adjusted LIBOR plus an applicable rate of 2.75% or (ii) the Alternate Base Rate (“ABR”) plus an applicable margin. The Company may elect interest periods of one, two, three or six months for Adjusted LIBOR borrowings. As set forth in the 2018 Credit

Agreement, the ABR is the higher of: (i) the rate that MSSF as administrative agent announces from time to time as its prime or base commercial lending rate, as in effect from time to time, (ii) the Federal Funds Effective Rate plus ½ of 1.0% and (iii) one-month Adjusted LIBOR plus 1.0%.
The following table discloses the outstanding debt at each balance date as follows (in thousands):

	March 31, 2021	December 31, 2020
2018 Term Facility(1)	$886,041	$887,374
Less: current portion	9,800	9,800
Non-current Credit Facilities	$876,241	$877,574
______________________________________
(1)The 2018 Term Facility is presented net of unamortized deferred financing fees and original issue discount (“OID”) of $19.5 million and $20.6 million as of March 31, 2021 and December 31, 2020, respectively.
The Company and its Restricted Subsidiaries (as defined in the 2018 Credit Agreement) are subject to certain affirmative and negative covenants under the 2018 Credit Agreement, and the 2018 Credit Agreement includes certain customary representations and warranties of the Company. As of March 31, 2021, the Company is in compliance with the covenants under the 2018 Credit Agreement.
6. FAIR VALUE MEASUREMENTS
The following table presents the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$42,097	$—	$—	$42,097
Other current liabilities:
Interest rate swaps	—	(18,659)	—	(18,659)
Contingent consideration	—	—	(14,810)	(14,810)
Other liabilities:
Interest rate swaps	—	(37,812)	—	(37,812)
Contingent consideration	—	—	(1,373)	(1,373)
Total	$42,097	$(56,471)	$(16,183)	$(30,557)
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

The following table presents financial instruments measured at fair value using unobservable inputs (Level 3) (in thousands):

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	March 31, 2021	December 31, 2020
Balance, beginning of period	$(16,183)	$(16,790)
Fair value adjustment (recognized in general and administrative expenses)	—	(2,967)
Accretion expense (recognized in general and administrative expenses)	—	(109)
Settlement of liability	—	3,683
Total	$(16,183)	$(16,183)
2018 Credit Facilities
The Company records debt on the balance sheet at carrying value. The estimated fair value of the Company’s debt is determined based on Level 2 inputs including current market rates for similar types of borrowings. The following table presents the carrying value and fair value of the Company’s debt (including the current portion thereof) as of March 31, 2021 (in thousands):

March 31, 2021
Carrying value	$886,041
Fair value	$877,180
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
The following table presents the location and amount of gains and losses on interest rate swaps included in other comprehensive income (“OCI”) and the statement of operations for the three months ended March 31, 2021 and 2020 (in thousands):

Three Months Ended March 31, 2021	Gain (Loss) recognized in OCI	Statement of Operations Location	(Gain) Loss reclassified from OCI
Interest rate swap contract	$9,215	Interest expense	$4,679

Three Months Ended March 31, 2020	Gain (Loss) recognized in OCI	Statement of Operations Location	(Gain) Loss reclassified from OCI
Interest rate swap contract	$(37,715)	Interest expense	$2,127
The net amount of accumulated other comprehensive loss expected to be reclassified to interest expense in the next 12 months is $18.8 million.
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
There have been no significant or material developments to current legal proceedings, including the estimated effects on the Company’s consolidated financial statements and note disclosures, subsequent to the disclosure previously provided in Note 11 of the Notes to the Consolidated Financial Statements in the 2020 Form 10-K.
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (the “SEC”) on February 17, 2021 (the “2020 Form 10-K”). Unless we otherwise indicate or the context requires, references to the “Company,” “Inovalon,” “we,” “our,” and “us” refer to Inovalon Holdings, Inc. and its consolidated subsidiaries.
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
•the delay in the contracting for services by our customers;
•potential other delays in the sales cycle for new customers and products; and
•other unforeseen impacts on our customers and potential customers and on our employees that could have a negative impact on us; and
•the timing and size of business realignment and restructuring charges.
Forward-looking statements are only current predictions and are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from those anticipated by such statements. These factors include, among other factors, those set forth in our 2020 Form 10-K, under the heading Part I, Item 1A, “Risk Factors.”
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
Overview
We are a leading provider of cloud-based platforms empowering data-driven healthcare. Through the Inovalon ONE® Platform, Inovalon brings to the marketplace a national-scale capability to interconnect with the healthcare ecosystem, aggregate and analyze data in real-time, and empower the application of resulting insights to drive meaningful impact at the point of care. Leveraging its Platform, unparalleled proprietary datasets, and industry-leading subject matter expertise, Inovalon enables better care, efficiency, and financial performance across the healthcare ecosystem. From health plans and provider organizations, to pharmaceutical, medical device, and diagnostics companies, Inovalon’s unique achievement of value is delivered through the effective progression of “Turning Data into Insight, and Insight into Action®.” Supporting thousands of clients, including all 25 of the top 25 U.S. health plans, all 25 of the top 25 global pharma companies, 24 of the top 25 U.S. healthcare provider systems, and many of the leading pharmacy organizations, device manufacturers, and other healthcare industry constituents, Inovalon’s technology platforms and analytics are informed by data pertaining to more than one million physicians, 580,000 clinical facilities, 336 million Americans, and 62 billion medical events.
We generate the substantial majority of our revenue through the sale or subscription licensing of our platform solutions, as well as revenue from related arrangements for advisory, implementation, and support services.
COVID-19
The outbreak of the novel coronavirus disease (“COVID-19”) was labeled a global pandemic by the World Health Organization in March 2020 and has led to material and adverse impacts on the U.S. and global economies and created widespread uncertainty. In response to the COVID-19 pandemic, during 2020, we implemented our “Pandemic Plan,” which included transitioning our workforce to a remote working model and performing drills to ensure the preparedness of our workforce and we launched data-driven and analytically informed telehealth capabilities within a number of our platform offerings. During 2020, certain services and legacy offerings experienced a degree of softness resulting from the COVID-19 pandemic, which we believe are temporary and that a significant portion of this softness represents demand delays (not demand loss). During 2021, we have continued to experience some impact from the COVID-19 pandemic in line with our expectations. Although we have experienced some recovery in our services offerings and we continue to expect some degree of additional “catch-up” in our legacy offerings following the COVID-19 pandemic impact period, we can provide no assurance that demand delays experienced will not result in permanent demand loss, or as to the timing of the peak of the pandemic and the ultimate impact of the pandemic on the U.S. and global economy and on our business. In addition, the COVID-19 pandemic has had and is likely to continue to have adverse effects on our clients, suppliers and third-party business partners. As of the date of this Quarterly Report, we have not experienced significant disruption in our operations as a result of the COVID-19 pandemic, and we are conducting business with modifications to employee travel and employee work locations, among other modifications.

The extent to which the COVID-19 pandemic impacts our business, operations, and financial results, including the duration and magnitude of such impact, will depend on numerous factors that the company may not be able to accurately predict, including those discussed in Part I, Item 1A, “Risk Factors” in our 2020 Form 10-K. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, clients, partners, and stockholders.
Quarterly Key Metrics
We review certain metrics quarterly, including the key metrics shown in the table below. We believe the key metrics illustrated in the table below are indicative of our overall level of analytical activity and our underlying growth in the business.

	March 31,
	2021	2020
	(in thousands)
MORE[2] Registry® dataset metrics(1)
Unique patient count(2)	336,355	315,610
Medical event count(3)	62,745,949	55,092,985
Trailing twelve-month Patient Analytics Months (PAM)(1)(4)	72,287,954	68,531,751
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

	Three Months Ended March 31,
	2021	2020
Investment in Innovation:
Research and development(1)	$8,519	$7,104
Capitalized software development(2)	16,320	10,432
Research and development infrastructure investments(3)	101	—
Total investment in innovation	$24,940	$17,536
As a percentage of revenue
Research and development(1)	5%	4%
Capitalized software development(2)	9%	7%
Research and development infrastructure investments(3)	—%	—%
Total investment in innovation	14%	11%
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
Mix of Subscription-Based Platform Offerings and Legacy Solutions.    In 2018, we executed an intentional transition in our offering portfolio from legacy platform solutions to subscription-based cloud-based platform offerings with add-on advisory services. Subscription-based cloud-based platform offerings are generally defined as modular, cloud-based solutions that utilize dynamic, high-speed cloud-based compute and storage, offer enhanced data visualization capabilities, and are tied to subscription-based contract structures where revenue is predominantly based on factors such as the number of patients under contract or similar relevant metrics (e.g., the number of prescriptions issued), the size of the client, and/or a specific period of time. Additionally, we are continually expanding our offerings of cloud-based SaaS solutions enabled by the Inovalon ONE® Platform which utilize descriptive, predictive, and prescriptive analytics applying algorithmic, machine learning, and artificial intelligence methodologies combined with real-world data assets to empower our cloud-based solutions. Legacy platform solutions are continuing to decrease as a percentage of total revenue and are generally defined as solutions historically not cloud-based in nature and not tied to subscription-based contract structures. We believe subscription-based cloud-based platform offerings provide more advanced capabilities, higher value, and greater visibility to clients, as well as improved visibility, market differentiation, and financial performance for us. We expect that subscription-based cloud-based platform offerings will continue to represent an increasing share of our total revenue, contributing to an increasing base of recurring revenue.
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
Critical accounting policies are those policies that affect our more significant judgments and estimates used in the preparation of our unaudited consolidated financial statements. For a more detailed discussion of our critical accounting policies, please refer to our 2020 Form 10-K.

Components of Results of Operations
Revenue
We earn revenue primarily through the sale or subscription licensing of our platform solutions, as well as revenue from related arrangements for advisory, implementation, and support services.
Platform solutions include arrangements for technology-based offerings representing subscription-based cloud-based platform offerings which utilize descriptive, predictive, and prescriptive analytics applying algorithmic, machine learning, and artificial intelligence methodologies combined with real-world data assets to empower our cloud-based solutions. These include solutions offered through the myABILITY® software platform, the real-time accessibility of patient-specific healthcare data and analytical insights through Inovalon DataStream™, and legacy platform solutions that are not cloud-based and not billed under a subscription-based contract structure. Our platform solutions revenue is driven primarily by cloud-based data connectivity, analytics, intervention, and visualization software that enables the identification and resolution of gaps in care, quality, utilization, compliance, and/or other gaps that may impact our clients’ achievement of greater healthcare quality and financial performance associated with value-based care. Revenue is predominantly based on the number of clients, the number of patients or similar relevant metrics (e.g., the number of prescriptions issued), the size of the client, the number of analytical services contracted for by a client and the contractually negotiated price of such services. Additionally, revenue is based on the number of identified and/or resolved gaps in care, quality, utilization, compliance, and/or other gaps resulting from our analytical services at a contractually negotiated transactional price for each identified and/or resolved gap.
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
During 2020, certain services and legacy offerings experienced a degree of softness resulting from the COVID-19 pandemic, which we believe are temporary and that a significant portion of this softness represents demand delays (not demand loss). During 2021, we have continued to experience some impact from the COVID-19 pandemic in line with our expectations. Although we have experienced some recovery in our services offerings and we continue to expect some degree of additional “catch-up” in our legacy offerings following the COVID-19 pandemic impact period, we can provide no assurance that demand delays experienced will not result in permanent demand loss, or as to the timing of the peak of the pandemic and the ultimate impact of the pandemic on the U.S. and global economy and on our business.
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
Interest Expense
Interest expense represents interest incurred on our 2018 Credit Facilities (as defined in “Note 5—Debt” in the notes to our consolidated financial statements) and related interest rate swaps.
We expect our interest expense to fluctuate in proportion to our outstanding principal balance under the 2018 Credit Facilities and the prevailing London Interbank Offer Rate (“LIBOR”) interest rate. Refer to “Note 5—Debt” in the notes to our consolidated financial statements.
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

RESULTS OF OPERATIONS
The following table sets forth our consolidated statement of operations data for each of the periods presented (in thousands, except percentages):

	Three Months Ended March 31,		Change from 2020 to 2021
	2021	2020	$	%
Revenue	$177,176	$154,187	$22,989	15%
Expenses:
Cost of revenue(1)	44,397	41,043	3,354	8%
Sales and marketing(1)	19,474	15,159	4,315	28%
Research and development(1)	8,519	7,104	1,415	20%
General and administrative(1)	53,025	53,883	(858)	(2)%
Depreciation and amortization	28,431	27,934	497	2%
Total operating expenses	153,846	145,123	8,723	6%
Income from operations	23,330	9,064	14,266	157%
Other income and (expenses):
Interest income	46	290	(244)	(84)%
Interest expense	(13,128)	(14,560)	1,432	(10)%
Other expense, net	(2)	(22)	*	*%
Income (Loss) before taxes	10,246	(5,228)	15,474	296%
Provision for (Benefit from) income taxes	1,090	(3,545)	*	*%
Net income (loss)	$9,156	$(1,683)	$10,839	644%
________________________________________________

(1)	Includes stock-based compensation expense as follows:
	Cost of revenue	$221	$165	$56	34%
	Sales and marketing	938	620	318	51%
	Research and development	320	453	(133)	(29)%
	General and administrative	4,184	6,018	(1,834)	(30)%
	Total stock-based compensation expense	$5,663	$7,256	$(1,593)	(22)%
* Asterisk denotes not meaningful.

The following table sets forth our consolidated statement of operations data for each of the periods presented as a percentage of revenue:

	Three Months Ended March 31,
	2021	2020
Revenue	100%	100%
Expenses:
Cost of revenue	25%	27%
Sales and marketing	11%	10%
Research and development	5%	5%
General and administrative	30%	35%
Depreciation and amortization	16%	18%
Total operating expenses	87%	95%
Income from operations	13%	5%
Other income and (expenses):
Interest income	*%	*%
Interest expense	(7)%	(9)%
Other expense, net	*%	*%
Income (Loss) before taxes	6%	(4)%
Provision for (Benefit from) income taxes	1%	(2)%
Net income (loss)	5%	(2)%
* Asterisk denotes not meaningful.
Comparison of the Three Months Ended March 31, 2021 and 2020
Revenue
Revenue for the three months ended March 31, 2021 was $177.2 million, an increase of $23.0 million, or 15%, compared with revenue of $154.2 million for the three months ended March 31, 2020. This increase was primarily attributable to an increase of $20.9 million, or 15%, in subscription-based platform revenue resulting from continued adoption of subscription-based platform offerings, an increase of $2.0 million, or 15%, in services revenue, and an increase of $0.1 million, or 2%, in legacy revenue.
Cost of Revenue
During the three months ended March 31, 2021, cost of revenue increased by $3.4 million, or 8%, compared with the three months ended March 31, 2020. The increase in cost of revenue was primarily attributable to an increase in professional third-party costs of $2.8 million and an increase in employee-related expense of $0.3 million. Cost of revenue as a percentage of revenue was 25% and 27% for the three months ended March 31, 2021 and 2020, respectively.
Sales and Marketing
During the three months ended March 31, 2021, sales and marketing expense increased by $4.3 million, or 28%, compared with the three months ended March 31, 2020. The increase was primarily attributable to an increase in employee-related expense of $4.4 million and an increase in professional third-party costs of $0.5 million, which was partially offset by a decrease in travel-related expenses of $0.8 million. Sales and marketing expense as a percentage of revenue was 11% and 10% for the three months ended March 31, 2021 and 2020, respectively.
Research and Development
During the three months ended March 31, 2021, research and development expense increased by $1.4 million, or 20%, compared with the three months ended March 31, 2020. The increase was primarily attributable to an increase in employee-related expense of $1.5 million.
General and Administrative
During the three months ended March 31, 2021, general and administrative expenses decreased by $0.9 million, or 2% compared with the three months ended March 31, 2020. The decrease was primarily attributable to a decrease in stock-based compensation of $1.8 million, a decrease in travel-related expenses of $0.7 million, a decrease in professional third-party costs of $0.6 million, and a decrease in rent and facilities-related expenses of $0.4 million, which was partially offset by an increase in employee-related expense of $2.7 million. General and administrative expense as a percentage of revenue was 30% and 35% for the three months ended March 31, 2021 and 2020, respectively.
Interest Expense
During the three months ended March 31, 2021, interest expense decreased by $1.4 million, compared with the three months ended March 31, 2020. The decrease in interest expense was primarily attributable to a decrease to the applicable interest rate margin by 25 basis points to 2.75% upon meeting a certain leverage ratio target as defined in our 2018 Credit Agreement (as defined below, under the heading Liquidity and Capital Resources—Debt) and a decrease in principal debt balance resulting in lower interest.
Provision for (Benefit from) Income Taxes
During the three months ended March 31, 2021, the provision for income taxes was $1.1 million compared to the benefit from income taxes of $3.5 million for the three months ended March 31, 2020. Our effective tax rate for the three months ended March 31, 2021 was approximately 10.6%, compared with approximately 67.8% for the three months ended March 31, 2020. The change in our effective tax rate is primarily due to the change in income before taxes compared to the prior year, the impact of excess tax benefits associated with stock-based compensation, and several provisions of the Coronavirus Aid, Relief and Economic Security Act, which was signed into law on March 27, 2020, and favorably impacted our effective tax rate in the first quarter of 2020.
Liquidity and Capital Resources
Sources of Liquidity
Our principal sources of liquidity have been cash generated by operating activities and proceeds from our 2018 Credit Facilities. Our cash generated from such means has been sufficient to fund our growth, including our capital expenditures. As of March 31, 2021, our cash and cash equivalents totaled $128.6 million, compared with $123.9 million of cash and cash equivalents as of December 31, 2020. We believe our current cash, cash equivalents, and expected cash generated by operating activities are sufficient to fund our operations, finance our strategic initiatives, and fund our investment in innovation and new service offerings, for the foreseeable future. There can be no assurance that we will continue to generate cash flows at or above current levels.
Debt
On April 2, 2018, we entered into a credit agreement (the “2018 Credit Agreement”) with a group of lenders and Morgan Stanley Senior Funding, Inc., as administrative agent, providing for (i) a term loan B facility with the Company as borrower in a total principal amount of $980.0 million (the “2018 Term Facility”); and (ii) a revolving credit facility with the Company as borrower in a total principal amount of up to $100.0 million (the “2018 Revolving Facility” and, together with the 2018 Term Facility, the “2018 Credit Facilities”). As of March 31, 2021, we had $100.0 million available to us consisting of $99.0 million under the 2018 Revolving Facility and a letter of credit of $1.0 million.
As of March 31, 2021, we had outstanding indebtedness under the 2018 Term Facility and finance lease liabilities of $886.0 million and $28.6 million, respectively. As of December 31, 2020, we had outstanding indebtedness under the 2018 Term Facility and finance lease liabilities of $887.4 million and $29.7 million, respectively. The 2018 Term Facility has a seven-year term and is an amortizing facility with quarterly principal payments and monthly interest payments. Scheduled principal payments totaling $2.5 million and scheduled interest payments totaling $10.4 million were paid during the three months ended March 31, 2021. As of March 31, 2021, we were in compliance with the covenants under the 2018 Credit Agreement.
See “Note 5—Debt” in the Notes to our unaudited consolidated financial statements included under Part I, Item 1 within this Quarterly Report on Form 10-Q for additional information.
Cash Flows
Operating Cash Flow Activities
Cash provided by operating activities consisted of net income adjusted for certain non-cash items, including depreciation and amortization, stock-based compensation, and deferred income taxes, as well as the effect of changes in working capital and other activities. Cash provided by operating activities during the three months ended March 31, 2021 was $32.4 million, representing an increase of $18.3 million compared with the three months ended March 31, 2020. The increase in cash provided by operating activities was primarily driven by an increase in operating income, improved collections, and a decrease of $2.7 million in cash paid for interest.

Investing Cash Flow Activities
We make investments in innovation, including research and development expense, capital software development costs, and research and development infrastructure investments, on a recurring basis.
Cash used in investing activities during the three months ended March 31, 2021 was $21.0 million compared with $16.5 million during the three months ended March 31, 2020. The change in cash used in investing activities was primarily driven by purchases of intangible assets of $2.6 million and a net increase in capital expenditures of $2.0 million, including investments related to our cloud-based platform offerings.
Financing Cash Flow Activities
Cash used in financing activities during the three months ended March 31, 2021 was $6.7 million, compared with cash provided by financing activities of $92.2 million during the three months ended March 31, 2020. The change in cash from financing activities was primarily due to proceeds from the drawdown on our 2018 Revolving Facility in the prior year and increased payments of $1.3 million related to the issuance of equity awards, which was partially offset by a decrease related to the payment of debt issuance costs of $1.0 million in the prior year and an increase in proceeds from the exercise of stock options of $0.9 million.
Contractual Obligations
During the three months ended March 31, 2021, there have been no material changes, outside of the ordinary course of business, in our contractual obligations previously disclosed under the caption “Contractual Obligations” in our 2020 Form 10-K.
Off-Balance Sheet Arrangements
As of March 31, 2021, we did not have any off-balance sheet arrangements.
Recently Issued Accounting Standards
Recently issued accounting standards and their expected impact, if any, are discussed in “Note 1—Basis of Presentation”, in the notes to our unaudited consolidated financial statements, included under Item 1 within this Quarterly Report on Form 10-Q and in “Note 2—Summary of Significant Accounting Policies,” in the notes to our consolidated financial statements, included under Item 15 within our 2020 Form 10-K.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risk subsequent to the previous disclosure in Part II—Item 7A (“Quantitative and Qualitative Disclosures About Market Risk”) of our 2020 Form 10-K.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that, as of March 31, 2021, our disclosure controls and procedures were designed at a reasonable assurance level to ensure that material information relating to Inovalon Holdings, Inc., including its consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and that our disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. In response to the COVID-19 pandemic, management has promoted social distancing and implemented work-from-home policies while maintaining historical internal control policies and procedures. These changes have not materially affected the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings
See “Note 7—Commitments and Contingencies” in the Notes to our unaudited consolidated financial statements included under Part I, Item 1 within this Quarterly Report on Form 10-Q.
Item 1A.    Risk Factors
For a discussion of potential risks and uncertainties related to our Company see the information in Part I, Item 1A (“Risk Factors”) of our 2020 Form 10-K. There have been no material changes to the risk factors previously disclosed in our 2020 Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Use of Proceeds from Registered Securities
None.
Purchases of Equity Securities by the Issuer or Affiliated Purchasers
The following table presents a summary of share repurchases made by the Company during the quarter ended March 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or approximate dollar value) that May Yet be Purchased under the Plans or Programs
January 1 – January 31	—	$—	—	$—
February 1 – February 28	—	—	—	—
March 1 – March 31(1)	41,790	25.97	41,790	—
Total	41,790	$25.97	41,790	$—
_______________________________________
(1)On March 1, 2021, we directed the administrator of the Company's Employee Stock Purchase Plan (“ESPP”) to purchase 41,790 shares of Class A common stock in the open market for a total of approximately $1.1 million, for issuance to the ESPP participants at a discounted price of $20.88 per share. The Company may, in its discretion, based on market conditions, relative transaction costs and the Company's need for additional capital, continue to instruct the plan administrator to make semi-annual open market purchases of Class A common stock for ESPP participants to coincide with the ESPP's designated semi-annual purchase dates.
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

Date: April 28, 2021	INOVALON HOLDINGS, INC.
	By:	/s/ KEITH R. DUNLEAVY, M.D.
Keith R. Dunleavy, M.D. Chief Executive Officer & Chairman (Principal Executive Officer)

	By:	/s/ JONATHAN R. BOLDT
Jonathan R. Boldt Chief Financial Officer (Principal Financial Officer)