Form 10-Q
period 2021-06-30
Inovalon Holdings, Inc.
filed 2021-07-28
CIK 1619954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2021
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of July 16, 2021, the registrant had 78,255,693 shares of Class A common stock outstanding and 78,081,076 shares of Class B common stock outstanding.

INOVALON HOLDINGS, INC.
FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

PART I—FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
INOVALON HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and par value amounts)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$117,915	$123,880
Accounts receivable (net of allowances of $3,735 at June 30, 2021 and $2,700 at December 31, 2020)	161,236	148,003
Prepaid expenses and other current assets	36,440	26,529
Income tax receivable	27,168	24,664
Total current assets	342,759	323,076
Non-current assets:
Property, equipment and capitalized software, net	175,423	168,113
Operating lease right-of-use assets	32,557	35,355
Goodwill	955,881	955,881
Intangible assets, net	433,619	452,558
Other assets	35,364	36,415
Total assets	$1,975,603	$1,971,398
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$47,215	$52,998
Accrued compensation	32,307	40,860
Other current liabilities	42,641	39,835
Deferred revenue	11,212	10,854
Credit facilities	9,800	9,800
Operating lease liabilities	6,910	5,968
Finance lease liabilities	3,510	3,963
Total current liabilities	153,595	164,278
Non-current liabilities:
Credit facilities, less current portion	874,918	877,574
Operating lease liabilities, less current portion	39,258	40,807
Finance lease liabilities, less current portion	23,798	25,759
Other liabilities	38,009	54,350
Deferred income taxes	100,516	99,916
Total liabilities	1,230,094	1,262,684
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.000005 par value, 900,000,000 shares authorized, zero shares issued and outstanding at each of June 30, 2021 and December 31, 2020, respectively	—	—
Class A common stock, $0.000005 par value, 750,000,000 shares authorized; 92,666,590 shares issued and 78,046,415 shares outstanding at June 30, 2021; 91,617,450 shares issued and 76,997,275 shares outstanding at December 31, 2020	1	1
Class B common stock, $0.000005 par value, 150,000,000 shares authorized; 78,081,076 shares issued and outstanding at June 30, 2021; 78,331,591 shares issued and outstanding at December 31, 2020	—	—
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, zero shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in-capital	662,727	655,444
Retained earnings	319,626	300,890
Treasury stock, at cost, 14,620,175 shares at June 30, 2021 and December 31, 2020, respectively	(199,817)	(199,817)
Other comprehensive loss	(37,028)	(47,804)
Total stockholders’ equity	745,509	708,714
Total liabilities and stockholders’ equity	$1,975,603	$1,971,398
See notes to consolidated financial statements.

INOVALON HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per-share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$190,439	$162,215	$367,615	$316,402
Expenses:
Cost of revenue(1)	51,665	36,761	96,062	77,804
Sales and marketing(1)	21,734	15,073	41,208	30,232
Research and development(1)	9,349	8,835	17,868	15,939
General and administrative(1)	53,543	55,229	106,568	109,112
Depreciation and amortization	29,910	30,632	58,341	58,566
Total operating expenses	166,201	146,530	320,047	291,653
Income from operations	24,238	15,685	47,568	24,749
Other income and (expenses):
Interest income	51	96	97	386
Interest expense	(12,864)	(14,260)	(25,992)	(28,820)
Other expense, net	(38)	(148)	(40)	(170)
Income (Loss) before taxes	11,387	1,373	21,633	(3,855)
Provision for (Benefit from) income taxes	1,807	(652)	2,897	(4,197)
Net income	$9,580	$2,025	$18,736	$342
Net income attributable to common stockholders, basic and diluted	$9,333	$1,964	$18,242	$331
Net income per share attributable to common stockholders, basic and diluted:
Basic net income per share	$0.06	$0.01	$0.12	$—
Diluted net income per share	$0.06	$0.01	$0.12	$—
Weighted average shares of common stock outstanding:
Basic	150,690	149,517	150,498	149,350
Diluted	150,765	149,685	150,658	149,521
________________________________________________

(1)	Includes stock-based compensation expense as follows:
	Cost of revenue	$264	$153	$485	$318
	Sales and marketing	1,136	752	2,074	1,372
	Research and development	363	269	683	722
	General and administrative	6,519	6,691	10,703	12,709
	Total stock-based compensation expense	$8,282	$7,865	$13,945	$15,121
See notes to consolidated financial statements.

INOVALON HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$9,580	$2,025	$18,736	$342
Other comprehensive income (loss):
Realized losses on cash flow hedges reclassified from accumulated other comprehensive income, net of tax of $(1,532), $(1,293), $(3,033), and $(1,974) respectively	3,238	2,747	6,416	4,193
Net change in unrealized gains (losses) on cash flow hedges, net of tax of $926, $2,623, $(2,024), and $14,692, respectively	(1,905)	(5,571)	4,360	(31,217)
Comprehensive income (loss)	$10,913	$(799)	$29,512	$(26,682)
See notes to consolidated financial statements.

INOVALON HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands, except share amounts)

	Issued Class A Common Stock		Issued Class B Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance—January 1, 2021	91,617,450	$1	78,331,591	$—	(14,620,175)	$(199,817)	$655,444	$300,890	$(47,804)	$708,714
Stock-based compensation expense	—	—	—	—	—	—	5,533	—	—	5,533
Exercise of stock options	165,311	—	—	—	—	—	1,110	—	—	1,110
Conversion of Class B to Class A common stock		—		—	—	—	—	—	—	—
Issuance of shares related to restricted stock units and awards, net of forfeitures	619,090	—	—	—	—	—	—	—	—	—
Shares withheld for employee taxes upon conversion of restricted stock	(159,699)	—	—	—	—	—	(4,235)	—	—	(4,235)
Other comprehensive income	—	—	—	—	—	—	—	—	9,443	9,443
Net income	—	—	—	—	—	—	—	9,156	—	9,156
Balance—March 31, 2021	92,242,152	$1	78,331,591	$—	(14,620,175)	$(199,817)	$657,852	$310,046	$(38,361)	$729,721
Stock-based compensation expense	—	—	—	—	—	—	8,176	—	—	8,176
Exercise of stock options	—	—	—	—	—	—	—	—	—	—
Conversion of Class B to Class A common stock	250,515	—	(250,515)	—	—	—	—	—	—	—
Issuance of shares related to restricted stock units and awards, net of forfeitures	281,030	—	—	—	—	—	—	—	—	—
Shares withheld for employee taxes upon conversion of restricted stock	(107,107)	—	—	—	—	—	(3,301)	—	—	(3,301)
Other comprehensive income	—	—	—	—	—	—	—	—	1,333	1,333
Net income	—	—	—	—	—	—	—	9,580	—	9,580
Balance—June 30, 2021	92,666,590	$1	78,081,076	$—	(14,620,175)	$(199,817)	$662,727	$319,626	$(37,028)	$745,509

INOVALON HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(Unaudited, in thousands, except share amounts)

	Issued Class A Common Stock		Issued Class B Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance—January 1, 2020	90,327,728	$1	79,369,411	$—	(14,620,175)	$(199,817)	$636,461	$278,246	$(26,732)	$688,159
Stock-based compensation expense	—	—	—	—	—	—	7,164	—	—	7,164
Exercise of stock options	23,183	—	—	—	—	—	183	—	—	183
Conversion of Class B to Class A common stock	98,550	—	(98,550)	—	—	—	—	—	—	—
Issuance of shares related to restricted stock units and awards, net of forfeitures	574,082	—	—	—	—	—	—	—	—	—
Shares withheld for employee taxes upon conversion of restricted stock	(148,071)	—	—	—	—	—	(2,947)	—	—	(2,947)
Other comprehensive loss	—	—	—	—	—	—	—	—	(24,200)	(24,200)
Adjustment to retained earnings for adoption of ASC 326	—	—	—	—	—	—	—	65	—	65
Net loss	—	—	—	—	—	—	—	(1,683)	—	(1,683)
Balance—March 31, 2020	90,875,472	$1	79,270,861	$—	(14,620,175)	$(199,817)	$640,861	$276,628	$(50,932)	$666,741
Stock-based compensation expense	—	—	—	—	—	—	7,757	—	—	7,757
Exercise of stock options	—	—	—	—	—	—	—	—	—	—
Conversion of Class B to Class A common stock	—	—	—	—	—	—	—	—	—	—
Issuance of shares related to restricted stock units and awards, net of forfeitures	(40,849)	—	—	—	—	—	—	—	—	—
Shares withheld for employee taxes upon conversion of restricted stock	(124,672)	—	—	—	—	—	(2,163)	—	—	(2,163)
Other comprehensive loss	—	—	—	—	—	—	—	—	(2,824)	(2,824)
Net income	—	—	—	—	—	—	—	2,025	—	2,025
Balance—June 30, 2020	90,709,951	$1	79,270,861	$—	(14,620,175)	$(199,817)	$646,455	$278,653	$(53,756)	$671,536
See notes to consolidated financial statements.

INOVALON HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$18,736	$342
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	13,945	15,121
Depreciation	31,310	30,766
Amortization of intangibles	27,031	27,800
Amortization of debt issuance costs and debt discount	2,445	2,338
Deferred income taxes	(4,458)	(2,139)
Change in fair value of acquisition-related contingent consideration	—	3
Other	1,252	1,008
Changes in assets and liabilities:
Accounts receivable	(13,324)	(2,293)
Prepaid expenses and other current assets	(6,835)	(110)
Income taxes receivable	(2,505)	(2,517)
Other assets	1,206	(1,458)
Accounts payable and accrued expenses	—	3,649
Accrued compensation	(9,323)	(6,533)
Other current and non-current liabilities	2,062	(3,158)
Deferred revenue	(4,018)	472
Payment for acquisition-related contingent consideration	—	(160)
Net cash provided by operating activities	57,524	63,131
Cash flows from investing activities:
Purchases of property and equipment	(8,279)	(12,787)
Investment in capitalized software	(32,216)	(22,677)
Purchase of intangible assets	(9,254)	(10,819)
Net cash used in investing activities	(49,749)	(46,283)
Cash flows from financing activities:
Proceeds from credit facility borrowings	—	99,000
Repayment of credit facility borrowings	(4,900)	(103,900)
Payments for debt issuance costs	—	(1,000)
Proceeds from exercise of stock options	1,110	183
Finance lease liabilities paid	(2,414)	(1,331)
Tax payments for equity award issuances	(7,536)	(5,110)
Payment for acquisition-related contingent consideration	—	(2,173)
Net cash used in financing activities	(13,740)	(14,331)
(Decrease) Increase in cash and cash equivalents	(5,965)	2,517
Cash and cash equivalents, beginning of period	123,880	93,094
Cash and cash equivalents, end of period	$117,915	$95,611
Supplemental cash flow disclosure:
Income taxes paid, net	$9,966	$352
Interest paid	22,271	26,994
Non-cash transactions:
Accruals for purchases of property and equipment	5,876	3,559
Accruals for investment in capitalized software	6,839	773
Accruals for purchase of intangible assets	1,390	—
Leasehold improvements paid by lessor	—	305
See notes to consolidated financial statements.

INOVALON HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared by Inovalon Holdings, Inc. (“Inovalon” or the “Company”) in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Rule 10-01 of Regulation S-X. Accordingly, the unaudited consolidated financial statements may not include all of the information and notes required by GAAP for audited financial statements. The year-end December 31, 2020 consolidated balance sheet data included herein was derived from audited financial statements but does not include all disclosures required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of items of a normal and recurring nature, necessary to present fairly the Company’s financial position as of June 30, 2021, the results of operations, comprehensive income (loss), and stockholders’ equity for the three and six-month periods ended June 30, 2021 and 2020 and cash flows for the six month period ended June 30, 2021 and 2020. The results of operations for the three and six-month periods ended June 30, 2021 and 2020 are not necessarily indicative of the results to be expected for the full year. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities, and related disclosures, as of the date of the financial statements, and the amounts of revenue and expenses reported during the period. Actual results could differ from estimates. The information contained herein should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”).
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
2. REVENUE
The Company primarily derives its revenues through the sale or subscription licensing of its platform solutions and services. The following table disaggregates revenue by offering (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Platform solutions(1)	$172,052	$147,148	$333,671	$287,765
Services(2)	18,387	15,067	33,944	28,637
Total revenue	$190,439	$162,215	$367,615	$316,402
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
Contract Balances
As of June 30, 2021, the Company had contract assets of $92.8 million of which $69.5 million was included in accounts receivable, $8.9 million was included in prepaid expenses and other current assets, and $14.4 million was included in other assets on the consolidated balance sheets. As of December 31, 2020, the Company had contract assets of $63.0 million of which $40.2 million was included in accounts receivable, $7.6 million was included in prepaid expenses and other current assets, and $15.2 million was included in other assets on the consolidated balance sheets.

As of June 30, 2021, the Company had contract liabilities of $22.8 million, which is included in deferred revenue on the consolidated balance sheet and presented net of contract assets of $11.6 million. As of December 31, 2020, the Company had contract liabilities of $22.3 million, which is included in deferred revenue on the consolidated balance sheet and presented net of contract assets of $11.4 million. Revenue recognized during the three and six months ended June 30, 2021 that was included in the deferred revenue balance at the beginning of the year was $5.8 million and $15.9 million, respectively.
Costs to Obtain a Contract
The Company had a deferred commissions balance of $21.0 million and $18.9 million as of June 30, 2021 and December 31, 2020, respectively. Short-term and long-term deferred commissions are classified as prepaid expenses and other current assets and other assets on the consolidated balance sheet, respectively.
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

The following table reconciles the weighted average shares outstanding for basic and diluted EPS for the periods indicated (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic
Numerator:
Net income	$9,580	$2,025	$18,736	$342
Undistributed earnings allocated to participating securities	(247)	(61)	(494)	(11)
Net income attributable to common stockholders—basic	$9,333	$1,964	$18,242	$331
Denominator:
Weighted average shares used in computing net income per share attributable to common stockholders—basic	150,690	149,517	150,498	149,350
Net income per share attributable to common stockholders—basic	$0.06	$0.01	$0.12	$—
Diluted
Numerator:
Net income attributable to common stockholders—diluted	$9,333	$1,964	$18,242	$331
Denominator:
Number of shares used for basic EPS computation	150,690	149,517	150,498	149,350
Effect of dilutive securities	75	168	160	171
Weighted average shares used in computing net income per share attributable to common stockholders—diluted	150,765	149,685	150,658	149,521
Net income per share attributable to common stockholders—diluted	$0.06	$0.01	$0.12	$—
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
Finance lease right-of-use assets of $21.3 million are included in property, equipment, and capitalized software, net on the consolidated balance sheet.

The following table presents components of lease expense for the three and six months ended June 30, 2021 and June 30, 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Finance lease cost
Amortization of right-of-use assets	$937	$1,261	$1,874	$1,753
Interest on lease liabilities	208	274	427	381
Operating lease cost	2,216	2,545	4,430	5,263
Variable lease cost	255	373	603	776
Sublease income	(131)	(213)	(344)	(344)
Total lease cost	$3,485	$4,240	$6,990	$7,829
Supplemental cash flow information related to leases for the six months ended June 30, 2021 and June 30, 2020 are as follows (in thousands):

	Six Months Ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$3,293	$5,075
Operating cash flows for financing leases	430	472
Financing cash flows for financing leases	2,414	1,331
Right-of-use assets obtained in exchange for lease liabilities(1):
Operating leases	$676	$(8,017)
Finance leases	—	10,785
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
Supplemental balance sheet information related to leases as of June 30, 2021 and December 31, 2020 are as follows:

	June 30, 2021	December 31, 2020
Weighted average remaining lease term:
Operating leases	4 years	4 years
Financing leases	8 years	8 years
Weighted average discount rate:
Operating leases	4.1%	4.1%
Financing leases	3.0%	3.0%
5. DEBT
On April 2, 2018, the Company entered into a credit agreement (the “2018 Credit Agreement”) with a group of lenders and Morgan Stanley Senior Funding, Inc. (“MSSF”), as administrative agent, providing for (i) a term loan B facility with the Company as borrower in a total principal amount of $980.0 million (the “2018 Term Facility”); and (ii) a revolving credit facility with the Company as borrower in a total principal amount of up to $100.0 million (the “2018 Revolving Facility” and, together with the 2018 Term Facility, the “2018 Credit Facilities”). The 2018 Revolving Facility will terminate on April 2, 2023 and the 2018 Term Facility will mature on April 2, 2025. As of June 30, 2021, the Company had $100.0 million available to it consisting of $99.0 million on the 2018 Revolving Facility and a letter of credit of $1.0 million.
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
The following table discloses the outstanding debt at each balance date as follows (in thousands):

	June 30, 2021	December 31, 2020
2018 Term Facility(1)	$884,718	$887,374
Less: current portion	9,800	9,800
Non-current Credit Facilities	$874,918	$877,574
______________________________________
(1)The 2018 Term Facility is presented net of unamortized deferred financing fees and original issue discount (“OID”) of $18.3 million and $20.6 million as of June 30, 2021 and December 31, 2020, respectively.
The Company and its Restricted Subsidiaries (as defined in the 2018 Credit Agreement) are subject to certain affirmative and negative covenants under the 2018 Credit Agreement, and the 2018 Credit Agreement includes certain customary representations and warranties of the Company. As of June 30, 2021, the Company is in compliance with the covenants under the 2018 Credit Agreement.
6. FAIR VALUE MEASUREMENTS
The following table presents the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$42,098	$—	$—	$42,098
Other current liabilities:
Interest rate swaps	—	(18,723)	—	(18,723)
Contingent consideration	—	—	(14,810)	(14,810)
Other liabilities:
Interest rate swaps	—	(35,810)	—	(35,810)
Contingent consideration	—	—	(1,373)	(1,373)
Total	$42,098	$(54,533)	$(16,183)	$(28,618)
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
The following table presents financial instruments measured at fair value using unobservable inputs (Level 3) (in thousands):

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	June 30, 2021	December 31, 2020
Balance, beginning of period	$(16,183)	$(16,790)
Fair value adjustment (recognized in general and administrative expenses)	—	(2,967)
Accretion expense (recognized in general and administrative expenses)	—	(109)
Settlement of liability	—	3,683
Total	$(16,183)	$(16,183)
2018 Credit Facilities
The Company records debt on the balance sheet at carrying value. The estimated fair value of the Company’s debt is determined based on Level 2 inputs including current market rates for similar types of borrowings. The following table presents the carrying value and fair value of the Company’s debt (including the current portion thereof) as of June 30, 2021 (in thousands):

June 30, 2021
Carrying value	$884,718
Fair value	$878,083
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
The following table presents the location and amount of gains and losses on interest rate swaps included in other comprehensive income (“OCI”) and the statement of operations for the three and six months ended June 30, 2021 and 2020 (in thousands):

Three Months Ended June 30, 2021	Gain (Loss) recognized in OCI	Statement of Operations Location	(Gain) Loss reclassified from OCI
Interest rate swap contract	$(2,831)	Interest expense	$4,770
Six Months Ended June 30, 2021	Gain (Loss) recognized in OCI	Statement of Operations Location	(Gain) Loss reclassified from OCI
Interest rate swap contract	$6,384	Interest expense	$9,449

Three Months Ended June 30, 2020	Gain (Loss) recognized in OCI	Statement of Operations Location	(Gain) Loss reclassified from OCI
Interest rate swap contract	$(8,194)	Interest expense	$4,040
Six Months Ended June 30, 2020	Gain (Loss) recognized in OCI	Statement of Operations Location	(Gain) Loss reclassified from OCI
Interest rate swap contract	$(45,909)	Interest expense	$6,167
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
Overview
We are a leading provider of cloud-based platforms empowering data-driven healthcare. Through the Inovalon ONE® Platform, Inovalon brings to the marketplace a national-scale capability to interconnect with the healthcare ecosystem, aggregate and analyze data in real-time, and empower the application of resulting insights to drive meaningful impact at the point of care. Leveraging its Platform, unparalleled proprietary datasets, and industry-leading subject matter expertise, Inovalon enables better care, efficiency, and financial performance across the healthcare ecosystem. From health plans and provider organizations, to pharmaceutical, medical device, and diagnostics companies, Inovalon’s unique achievement of value is delivered through the effective progression of “Turning Data into Insight, and Insight into Action®.” Supporting thousands of clients, including all 25 of the top 25 U.S. health plans, all 25 of the top 25 global pharma companies, 24 of the top 25 U.S. healthcare provider systems, and many of the leading pharmacy organizations, device manufacturers, and other healthcare industry constituents, Inovalon’s technology platforms and analytics are informed by data pertaining to more than one million physicians, 584,000 clinical facilities, 338 million Americans, and 63 billion medical events.
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

	June 30,
	2021	2020
	(in thousands)
MORE[2] Registry® dataset metrics(1)
Unique patient count(2)	338,642	319,489
Medical event count(3)	63,771,522	55,909,357
Trailing twelve-month Patient Analytics Months (PAM)(1)(4)	74,240,889	72,342,794
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Investment in Innovation:
Research and development(1)	$9,349	$8,835	$17,868	$15,939
Capitalized software development(2)	15,964	11,070	32,284	21,502
Research and development infrastructure investments(3)	144	—	245	—
Total investment in innovation	$25,457	$19,905	$50,397	$37,441
As a percentage of revenue
Research and development(1)	5%	5%	5%	5%
Capitalized software development(2)	8%	7%	9%	7%
Research and development infrastructure investments(3)	—%	—%	—%	—%
Total investment in innovation	13%	12%	14%	12%
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

RESULTS OF OPERATIONS
The following table sets forth our consolidated statement of operations data for each of the periods presented (in thousands, except percentages):

	Three Months Ended June 30,		Change from 2020 to 2021		Six Months Ended June 30,		Change from 2020 to 2021
	2021	2020	$	%	2021	2020	$	%
Revenue	$190,439	$162,215	$28,224	17%	$367,615	$316,402	$51,213	16%
Expenses:
Cost of revenue(1)	51,665	36,761	14,904	41%	96,062	77,804	18,258	23%
Sales and marketing(1)	21,734	15,073	6,661	44%	41,208	30,232	10,976	36%
Research and development(1)	9,349	8,835	514	6%	17,868	15,939	1,929	12%
General and administrative(1)	53,543	55,229	(1,686)	(3)%	106,568	109,112	(2,544)	(2)%
Depreciation and amortization	29,910	30,632	(722)	(2)%	58,341	58,566	(225)	—%
Total operating expenses	166,201	146,530	19,671	13%	320,047	291,653	28,394	10%
Income from operations	24,238	15,685	8,553	55%	47,568	24,749	22,819	92%
Other income and (expenses):
Interest income	51	96	(45)	(47)%	97	386	(289)	(75)%
Interest expense	(12,864)	(14,260)	1,396	(10)%	(25,992)	(28,820)	2,828	(10)%
Other expense, net	(38)	(148)	110	(74)%	(40)	(170)	130	(76)%
Income (Loss) before taxes	11,387	1,373	10,014	(729)%	21,633	(3,855)	25,488	661%
Provision for (Benefit from) income taxes	1,807	(652)	*	*%	2,897	(4,197)	*	*%
Net income	$9,580	$2,025	$7,555	(373)%	$18,736	$342	$18,394	*%
________________________________________________

(1)	Includes stock-based compensation expense as follows:
	Cost of revenue	$264	$153	$111	73%	$485	$318	$167	53%
	Sales and marketing	1,136	752	384	51%	2,074	1,372	702	51%
	Research and development	363	269	94	35%	683	722	(39)	(5)%
	General and administrative	6,519	6,691	(172)	(3)%	10,703	12,709	(2,006)	(16)%
	Total stock-based compensation expense	$8,282	$7,865	$417	5%	$13,945	$15,121	$(1,176)	(8)%
* Asterisk denotes not meaningful.

The following table sets forth our consolidated statement of operations data for each of the periods presented as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	100%	100%	100%	100%
Expenses:
Cost of revenue	27%	23%	26%	25%
Sales and marketing	11%	9%	11%	10%
Research and development	5%	5%	5%	5%
General and administrative	28%	34%	29%	34%
Depreciation and amortization	16%	19%	16%	19%
Total operating expenses	87%	90%	87%	93%
Income from operations	13%	10%	13%	7%
Other income and (expenses):
Interest income	*%	*%	*%	*%
Interest expense	(7)%	(9)%	(7)%	(9)%
Other expense, net	*%	*%	*%	*%
Income (Loss) before taxes	6%	1%	6%	(1)%
Provision for (Benefit from) income taxes	1%	*%	1%	(1)%
Net income	5%	1%	5%	*%
* Asterisk denotes not meaningful.
Comparison of the Three and Six Months Ended June 30, 2021 and 2020
Revenue
Revenue for the three months ended June 30, 2021 was $190.4 million, an increase of $28.2 million, or 17%, compared with revenue of $162.2 million for the three months ended June 30, 2020. This increase was primarily attributable to an increase of $26.6 million, or 19%, in subscription-based platform revenue resulting from continued adoption of subscription-based platform offerings, and an increase of $3.3 million, or 22%, in services revenue, which was partially offset by a decrease of $1.7 million, or 34%, in legacy revenue.
Revenue for the six months ended June 30, 2021 was $367.6 million, an increase of $51.2 million, or 16%, compared with revenue of $316.4 million for the six months ended June 30, 2020. This increase was primarily attributable to an increase of $47.5 million, or 17%, in subscription-based platform revenue resulting from continued adoption of subscription-based platform offerings, and an increase of $5.3 million, or 19%, in services revenue, which was partially offset by a decrease of $1.6 million, or 19%, in legacy revenue.
Cost of Revenue
During the three months ended June 30, 2021, cost of revenue increased by $14.9 million, or 41%, compared with the three months ended June 30, 2020. The increase in cost of revenue was primarily attributable to an increase in employee-related and contract labor expense of $11.1 million and an increase in professional third-party costs of $3.6 million. Cost of revenue as a percentage of revenue was 27% and 23% for the three months ended June 30, 2021 and 2020, respectively.
During the six months ended June 30, 2021, cost of revenue increased by $18.3 million, or 23%, compared with the six months ended June 30, 2020. The increase in cost of revenue was primarily attributable to an increase in employee-related and contract labor expense of $11.4 million and an increase in professional third-party costs of $6.4 million. Cost of revenue as a percentage of revenue was 26% and 25% for the six months ended June 30, 2021 and 2020, respectively.
Sales and Marketing
During the three months ended June 30, 2021, sales and marketing expense increased by $6.7 million, or 44%, compared with the three months ended June 30, 2020. The increase was primarily attributable to an increase in employee-related expense of $4.0 million, an increase in professional third-party costs of $1.9 million, and an increase in stock-based compensation of $0.4 million. Sales and marketing expense as a percentage of revenue was 11% and 9% for the three months ended June 30, 2021 and 2020, respectively.

During the six months ended June 30, 2021, sales and marketing expense increased by $11.0 million, or 36%, compared with the six months ended June 30, 2020. The increase was primarily attributable to an increase in employee-related expense of $8.4 million and an increase in professional third-party costs of $2.4 million. Sales and marketing expense as a percentage of revenue was 11% and 10% for the six months ended June 30, 2021 and 2020, respectively.
Research and Development
During the three months ended June 30, 2021, research and development expense increased by $0.5 million, or 6%, compared with the three months ended June 30, 2020. The increase was primarily attributable to an increase in professional third-party costs of $1.4 million, which was partially offset by a decrease in employee-related expense of $1.1 million.
During the six months ended June 30, 2021, research and development expense increased by $1.9 million, or 12%, compared with the six months ended June 30, 2020. The increase was primarily attributable to an increase in professional third-party costs of $1.8 million.
General and Administrative
During the three months ended June 30, 2021, general and administrative expenses decreased by $1.7 million, or 3%, compared with the three months ended June 30, 2020. The decrease was primarily attributable to a decrease in employee-related expense of $2.5 million, which was partially offset by an increase in professional third-party costs of $0.8 million. General and administrative expense as a percentage of revenue was 28% and 34% for the three months ended June 30, 2021 and 2020, respectively.
During the six months ended June 30, 2021, general and administrative expenses decreased by $2.5 million, or 2%, compared with the six months ended June 30, 2020. The decrease was primarily attributable to a decrease in stock-based compensation of $2.0 million and a decrease in rent and facilities-related expenses of $0.7 million. General and administrative expense as a percentage of revenue was 29% and 34% for the six months ended June 30, 2021 and 2020, respectively.
Interest Expense
During the three months ended June 30, 2021, interest expense decreased by $1.4 million, compared with the three months ended June 30, 2020. During the six months ended June 30, 2021, interest expense decreased by $2.8 million, compared with the six months ended June 30, 2020. The decrease in interest expense was primarily attributable to a decrease to the applicable interest rate margin by 25 basis points to 2.75% upon meeting a certain leverage ratio target as defined in our 2018 Credit Agreement (as defined below, under the heading Liquidity and Capital Resources—Debt) and a decrease in principal debt balance resulting in lower interest.
Provision for (Benefit from) Income Taxes
During the three months ended June 30, 2021, the provision for income taxes was $1.8 million compared to the benefit from income taxes of $0.7 million for the three months ended June 30, 2020. During the six months ended June 30, 2021, the provision for income taxes was $2.9 million compared to the benefit from income taxes of $4.2 million for the six months ended June 30, 2020. Our effective tax rate for the six months ended June 30, 2021 was approximately 13.4%, compared with approximately 108.9% for the six months ended June 30, 2020. The change in our effective tax rate is primarily due to the change in income before taxes compared to the prior year, the impact of excess tax benefits associated with stock-based compensation, and several provisions of the Coronavirus Aid, Relief and Economic Security Act, which was signed into law on March 27, 2020, and favorably impacted our effective tax rate in the first half of 2020.
Liquidity and Capital Resources
Sources of Liquidity
Our principal sources of liquidity have been cash generated by operating activities and proceeds from our 2018 Credit Facilities. Our cash generated from such means has been sufficient to fund our growth, including our capital expenditures. As of June 30, 2021, our cash and cash equivalents totaled $117.9 million, compared with $123.9 million of cash and cash equivalents as of December 31, 2020. We believe our current cash, cash equivalents, and expected cash generated by operating activities are sufficient to fund our operations, finance our strategic initiatives, and fund our investment in innovation and new service offerings, for the foreseeable future. There can be no assurance that we will continue to generate cash flows at or above current levels.
Debt
On April 2, 2018, we entered into a credit agreement (the “2018 Credit Agreement”) with a group of lenders and Morgan Stanley Senior Funding, Inc., as administrative agent, providing for (i) a term loan B facility with the Company as borrower in a total principal amount of $980.0 million (the “2018 Term Facility”); and (ii) a revolving credit facility with the Company as borrower in a total principal amount of up to $100.0 million (the “2018 Revolving Facility” and, together with the 2018 Term

Facility, the “2018 Credit Facilities”). As of June 30, 2021, we had $100.0 million available to us consisting of $99.0 million under the 2018 Revolving Facility and a letter of credit of $1.0 million.
As of June 30, 2021, we had outstanding indebtedness under the 2018 Term Facility and finance lease liabilities of $884.7 million and $27.3 million, respectively. As of December 31, 2020, we had outstanding indebtedness under the 2018 Term Facility and finance lease liabilities of $887.4 million and $29.7 million, respectively. The 2018 Term Facility has a seven-year term and is an amortizing facility with quarterly principal payments and monthly interest payments. Scheduled principal payments totaling $4.9 million and scheduled interest payments totaling $22.3 million were paid during the six months ended June 30, 2021. As of June 30, 2021, we were in compliance with the covenants under the 2018 Credit Agreement.
See “Note 5—Debt” in the Notes to our unaudited consolidated financial statements included under Part I, Item 1 within this Quarterly Report on Form 10-Q for additional information.
Cash Flows
Operating Cash Flow Activities
Cash provided by operating activities consisted of net income adjusted for certain non-cash items, including depreciation and amortization, stock-based compensation, and deferred income taxes, as well as the effect of changes in working capital and other activities. Cash provided by operating activities during the six months ended June 30, 2021 was $57.5 million, representing a decrease of $5.6 million compared with the six months ended June 30, 2020. The decrease in cash provided by operating activities was driven by changes in working capital and non-cash expenses, which was partially offset by an increase in operating income.
Investing Cash Flow Activities
We make investments in innovation, including research and development expense, capital software development costs, and research and development infrastructure investments, on a recurring basis.
Cash used in investing activities during the six months ended June 30, 2021 was $49.7 million compared with $46.3 million during the six months ended June 30, 2020. The change in cash used in investing activities was primarily driven by a an increase in capitalized software of $9.5 million, including investments related to our cloud-based platform offerings, which was partially offset by a decrease in purchases of property and equipment of $4.5 million and a decrease in purchases of intangible assets of $1.6 million.
Financing Cash Flow Activities
Cash used in financing activities during the six months ended June 30, 2021 was $13.7 million, compared with cash used by financing activities of $14.3 million during the six months ended June 30, 2020. The change in cash from financing activities was driven by a decrease related to the payment of acquisition-related contingent consideration of $2.2 million, debt issuance costs of $1.0 million paid in the prior year, and an increase in proceeds from the exercise of stock options of $0.9 million, which was partially offset by increased payments of $2.4 million related to the issuance of equity awards and increased payments of finance lease liabilities of $1.1 million.
Contractual Obligations
During the six months ended June 30, 2021, there have been no material changes, outside of the ordinary course of business, in our contractual obligations previously disclosed under the caption “Contractual Obligations” in our 2020 Form 10-K.
Off-Balance Sheet Arrangements
As of June 30, 2021, we did not have any off-balance sheet arrangements.
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

Item 4.    Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that, as of June 30, 2021, our disclosure controls and procedures were designed at a reasonable assurance level to ensure that material information relating to Inovalon Holdings, Inc., including its consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and that our disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. In response to the COVID-19 pandemic, management has promoted social distancing and implemented work-from-home policies while maintaining historical internal control policies and procedures. These changes have not materially affected the Company’s internal control over financial reporting.

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

Date: July 28, 2021	INOVALON HOLDINGS, INC.
	By:	/s/ KEITH R. DUNLEAVY, M.D.
Keith R. Dunleavy, M.D. Chief Executive Officer & Chairman (Principal Executive Officer)

	By:	/s/ JONATHAN R. BOLDT
Jonathan R. Boldt Chief Financial Officer (Principal Financial Officer)