Form 10-Q
period 2021-09-30
Inovalon Holdings, Inc.
filed 2021-11-09
CIK 1619954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2021
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 31, 2021, the registrant had 77,165,256 shares of Class A common stock outstanding and 78,081,076 shares of Class B common stock outstanding.

INOVALON HOLDINGS, INC.
FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

PART I—FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
INOVALON HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and par value amounts)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$108,869	$123,880
Accounts receivable (net of allowances of $3,175 at September 30, 2021 and $2,700 at December 31, 2020)	180,584	148,003
Prepaid expenses and other current assets	36,447	26,529
Income tax receivable	40,402	24,664
Total current assets	366,302	323,076
Non-current assets:
Property, equipment and capitalized software, net	174,035	168,113
Operating lease right-of-use assets	31,071	35,355
Goodwill	955,881	955,881
Intangible assets, net	422,941	452,558
Other assets	34,464	36,415
Total assets	$1,984,694	$1,971,398
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$44,890	$52,998
Accrued compensation	34,618	40,860
Other current liabilities	42,769	39,835
Deferred revenue	9,956	10,854
Credit facilities	9,800	9,800
Operating lease liabilities	7,143	5,968
Finance lease liabilities	3,460	3,963
Total current liabilities	152,636	164,278
Non-current liabilities:
Credit facilities, less current portion	873,607	877,574
Operating lease liabilities, less current portion	37,825	40,807
Finance lease liabilities, less current portion	23,089	25,759
Other liabilities	33,329	54,350
Deferred income taxes	96,927	99,916
Total liabilities	1,217,413	1,262,684
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.000005 par value, 900,000,000 shares authorized, zero shares issued and outstanding at each of September 30, 2021 and December 31, 2020, respectively	—	—
Class A common stock, $0.000005 par value, 750,000,000 shares authorized; 92,813,948 shares issued and 78,193,773 shares outstanding at September 30, 2021; 91,617,450 shares issued and 76,997,275 shares outstanding at December 31, 2020	1	1
Class B common stock, $0.000005 par value, 150,000,000 shares authorized; 78,081,076 shares issued and outstanding at September 30, 2021; 78,331,591 shares issued and outstanding at December 31, 2020	—	—
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, zero shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in-capital	669,767	655,444
Retained earnings	331,361	300,890
Treasury stock, at cost, 14,620,175 shares at September 30, 2021 and December 31, 2020, respectively	(199,817)	(199,817)
Other comprehensive loss	(34,031)	(47,804)
Total stockholders’ equity	767,281	708,714
Total liabilities and stockholders’ equity	$1,984,694	$1,971,398
See notes to consolidated financial statements.

INOVALON HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per-share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$192,230	$161,377	$559,845	$477,779
Expenses:
Cost of revenue(1)	54,951	39,561	151,013	117,365
Sales and marketing(1)	21,098	14,898	62,306	45,130
Research and development(1)	9,569	7,941	27,437	23,880
General and administrative(1)	55,389	54,865	161,957	163,977
Depreciation and amortization	29,647	28,183	87,988	86,749
Impairment charge	2,954	—	2,954	—
Total operating expenses	173,608	145,448	493,655	437,101
Income from operations	18,622	15,929	66,190	40,678
Other income and (expenses):
Interest income	69	50	166	436
Interest expense	(12,999)	(13,648)	(38,991)	(42,468)
Other expense, net	(728)	(332)	(768)	(502)
Income (Loss) before taxes	4,964	1,999	26,597	(1,856)
(Benefit from) Provision for income taxes	(6,771)	1,175	(3,874)	(3,022)
Net income	$11,735	$824	$30,471	$1,166
Net income attributable to common stockholders, basic and diluted	$11,410	$800	$29,654	$1,130
Net income per share attributable to common stockholders, basic and diluted:
Basic net income per share	$0.08	$0.01	$0.20	$0.01
Diluted net income per share	$0.08	$0.01	$0.20	$0.01
Weighted average shares of common stock outstanding:
Basic	150,873	149,720	150,624	149,474
Diluted	150,952	149,903	150,728	149,650
________________________________________________

(1)	Includes stock-based compensation expense as follows:
	Cost of revenue	$327	$156	$812	$474
	Sales and marketing	1,259	717	3,333	2,089
	Research and development	427	287	1,110	1,009
	General and administrative	6,403	6,853	17,106	19,562
	Total stock-based compensation expense	$8,416	$8,013	$22,361	$23,134
See notes to consolidated financial statements.

INOVALON HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$11,735	$824	$30,471	$1,166
Other comprehensive income (loss):
Realized losses on cash flow hedges reclassified from accumulated other comprehensive income, net of tax of $(1,554), $(1,503), $(4,587), and $(3,477) respectively	3,288	3,197	9,704	7,390
Net change in unrealized gains (losses) on cash flow hedges, net of tax of $137, $42, $(1,887), and $14,734, respectively	(291)	(46)	4,069	(31,263)
Comprehensive income (loss)	$14,732	$3,975	$44,244	$(22,707)
See notes to consolidated financial statements.

INOVALON HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands, except share amounts)

	Issued Class A Common Stock		Issued Class B Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance—January 1, 2021	91,617,450	$1	78,331,591	$—	(14,620,175)	$(199,817)	$655,444	$300,890	$(47,804)	$708,714
Stock-based compensation expense	—	—	—	—	—	—	5,533	—	—	5,533
Exercise of stock options	165,311	—	—	—	—	—	1,110	—	—	1,110
Conversion of Class B to Class A common stock	—	—		—	—	—	—	—	—	—
Issuance of shares related to restricted stock units and awards, net of forfeitures	619,090	—	—	—	—	—	—	—	—	—
Shares withheld for employee taxes upon conversion of restricted stock	(159,699)	—	—	—	—	—	(4,235)	—	—	(4,235)
Other comprehensive income	—	—	—	—	—	—	—	—	9,443	9,443
Net income	—	—	—	—	—	—	—	9,156	—	9,156
Balance—March 31, 2021	92,242,152	$1	78,331,591	$—	(14,620,175)	$(199,817)	$657,852	$310,046	$(38,361)	$729,721
Stock-based compensation expense	—	—	—	—	—	—	8,176	—	—	8,176
Exercise of stock options	—	—	—	—	—	—	—	—	—	—
Conversion of Class B to Class A common stock	250,515	—	(250,515)	—	—	—	—	—	—	—
Issuance of shares related to restricted stock units and awards, net of forfeitures	281,030	—	—	—	—	—	—	—	—	—
Shares withheld for employee taxes upon conversion of restricted stock	(107,107)	—	—	—	—	—	(3,301)	—	—	(3,301)
Other comprehensive income	—	—	—	—	—	—	—	—	1,333	1,333
Net income	—	—	—	—	—	—	—	9,580	—	9,580
Balance—June 30, 2021	92,666,590	$1	78,081,076	$—	(14,620,175)	$(199,817)	$662,727	$319,626	$(37,028)	$745,509
Stock-based compensation expense	—	—	—	—	—	—	8,405	—	—	8,405
Exercise of stock options	—	—	—	—	—	—	—	—	—	—
Conversion Class B to Class A common stock	—	—	—	—	—	—	—	—	—	—
Issuance of shares related to restricted stock units and awards, net of forfeitures	189,466	—	—	—	—	—	—	—	—	—
Shares withheld for employee taxes upon conversion of restricted stock	(42,108)	—	—	—	—	—	(1,365)	—	—	(1,365)
Other comprehensive income	—	—	—	—	—	—	—	—	2,997	2,997
Net income	—	—	—	—	—	—	—	11,735	—	11,735
Balance—September 30, 2021	92,813,948	$1	78,081,076	$—	(14,620,175)	$(199,817)	$669,767	$331,361	$(34,031)	$767,281

INOVALON HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(Unaudited, in thousands, except share amounts)

	Issued Class A Common Stock		Issued Class B Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance—January 1, 2020	90,327,728	$1	79,369,411	$—	(14,620,175)	$(199,817)	$636,461	$278,246	$(26,732)	$688,159
Stock-based compensation expense	—	—	—	—	—	—	7,164	—	—	7,164
Exercise of stock options	23,183	—	—	—	—	—	183	—	—	183
Conversion of Class B to Class A common stock	98,550	—	(98,550)	—	—	—	—	—	—	—
Issuance of shares related to restricted stock units and awards, net of forfeitures	574,082	—	—	—	—	—	—	—	—	—
Shares withheld for employee taxes upon conversion of restricted stock	(148,071)	—	—	—	—	—	(2,947)	—	—	(2,947)
Other comprehensive loss	—	—	—	—	—	—	—	—	(24,200)	(24,200)
Adjustment to retained earnings for adoption of ASC 326	—	—	—	—	—	—	—	65	—	65
Net loss	—	—	—	—	—	—	—	(1,683)	—	(1,683)
Balance—March 31, 2020	90,875,472	$1	79,270,861	$—	(14,620,175)	$(199,817)	$640,861	$276,628	$(50,932)	$666,741
Stock-based compensation expense	—	—	—	—	—	—	7,757	—	—	7,757
Exercise of stock options	—	—	—	—	—	—	—	—	—	—
Conversion of Class B to Class A common stock	—	—	—	—	—	—	—	—	—	—
Issuance of shares related to restricted stock units and awards, net of forfeitures	(40,849)	—	—	—	—	—	—	—	—	—
Shares withheld for employee taxes upon conversion of restricted stock	(124,672)	—	—	—	—	—	(2,163)	—	—	(2,163)
Other comprehensive loss	—	—	—	—	—	—	—	—	(2,824)	(2,824)
Net income	—	—	—	—	—	—	—	2,025	—	2,025
Balance—June 30, 2020	90,709,951	$1	79,270,861	$—	(14,620,175)	$(199,817)	$646,455	$278,653	$(53,756)	$671,536
Stock-based compensation expense	—	—	—	—	—	—	7,912	—	—	7,912
Exercise of stock options	2,104	—	—	—	—	—	15	—	—	15
Conversion Class B to Class A common stock	939,270	—	(939,270)	—	—	—	—	—	—	—
Issuance of shares related to restricted stock units and awards, net of forfeitures	175,185	—	—	—	—	—	—	—	—	—
Shares withheld for employee taxes upon conversion of restricted stock	(85,702)	—	—	—	—	—	(2,035)	—	—	(2,035)
Other comprehensive income	—	—	—	—	—	—	—	—	3,151	3,151
Net income	—	—	—	—	—	—	—	824	—	824
Balance—September 30, 2020	91,740,808	$1	78,331,591	$—	(14,620,175)	$(199,817)	$652,347	$279,477	$(50,605)	$681,403
See notes to consolidated financial statements.

INOVALON HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$30,471	$1,166
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	22,361	23,134
Depreciation	46,988	45,894
Amortization of intangibles	41,000	40,855
Amortization of debt issuance costs and debt discount	3,686	3,535
Deferred income taxes	(9,464)	5,717
Change in fair value of acquisition-related contingent consideration	—	3,276
Impairment charge	2,954	—
Other	1,207	274
Changes in assets and liabilities:
Accounts receivable	(31,657)	872
Prepaid expenses and other current assets	(6,998)	937
Income taxes receivable	(15,738)	(9,461)
Other assets	(112)	(941)
Accounts payable and accrued expenses	2,939	4,331
Accrued compensation	(6,426)	1,431
Other current and non-current liabilities	1,913	(7,612)
Deferred revenue	(3,458)	(4,141)
Payment for acquisition-related contingent consideration	—	(160)
Net cash provided by operating activities	79,666	109,107
Cash flows from investing activities:
Purchases of property and equipment	(13,954)	(18,221)
Investment in capitalized software	(50,061)	(33,223)
Purchase of intangible assets	(12,348)	(10,819)
Net cash used in investing activities	(76,363)	(62,263)
Cash flows from financing activities:
Proceeds from credit facility borrowings	—	99,000
Repayment of credit facility borrowings	(7,350)	(106,350)
Payments for debt issuance costs	—	(1,000)
Proceeds from exercise of stock options	1,110	198
Finance lease liabilities paid	(3,173)	(2,372)
Tax payments for equity award issuances	(8,901)	(7,145)
Payment for acquisition-related contingent consideration	—	(2,173)
Net cash used in financing activities	(18,314)	(19,842)
(Decrease) Increase in cash and cash equivalents	(15,011)	27,002
Cash and cash equivalents, beginning of period	123,880	93,094
Cash and cash equivalents, end of period	$108,869	$120,096
Supplemental cash flow disclosure:
Income taxes paid, net	$21,828	$1,022
Interest paid	34,411	39,642
Non-cash transactions:
Accruals for purchases of property and equipment	2,726	2,070
Accruals for investment in capitalized software	4,231	2,960
Accruals for purchase of intangible assets	1,587	3,450
Leasehold improvements paid by lessor	—	305
See notes to consolidated financial statements.

INOVALON HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared by Inovalon Holdings, Inc. (“Inovalon” or the “Company”) in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Rule 10-01 of Regulation S-X. Accordingly, the unaudited consolidated financial statements may not include all of the information and notes required by GAAP for audited financial statements. The year-end December 31, 2020 consolidated balance sheet data included herein was derived from audited financial statements but does not include all disclosures required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of items of a normal and recurring nature, necessary to present fairly the Company’s financial position as of September 30, 2021, the results of operations, comprehensive income (loss), and stockholders’ equity for the three and nine-month periods ended September 30, 2021 and 2020 and cash flows for the nine month period ended September 30, 2021 and 2020. The results of operations for the three and nine-month periods ended September 30, 2021 and 2020 are not necessarily indicative of the results to be expected for the full year. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities, and related disclosures, as of the date of the financial statements, and the amounts of revenue and expenses reported during the period. Actual results could differ from estimates. The information contained herein should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”).
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
On August 19, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ocala Bidco, Inc., a Delaware corporation (“Parent”), and Ocala Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will merge with and into Inovalon (the “Merger”), with Inovalon continuing as the surviving corporation and a wholly owned subsidiary of Parent. See “Note 9—Merger Agreement” for additional information.
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
2. REVENUE
The Company primarily derives its revenues through the sale or subscription licensing of its platform solutions and services. The following table disaggregates revenue by offering (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Platform solutions(1)	$176,165	$145,862	$509,836	$433,627
Services(2)	16,065	15,515	50,009	44,152
Total revenue	$192,230	$161,377	$559,845	$477,779
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

Contract Balances
As of September 30, 2021, the Company had contract assets of $95.8 million of which $72.6 million was included in accounts receivable, $10.1 million was included in prepaid expenses and other current assets, and $13.1 million was included in other assets on the consolidated balance sheets. As of December 31, 2020, the Company had contract assets of $63.0 million of which $40.2 million was included in accounts receivable, $7.6 million was included in prepaid expenses and other current assets, and $15.2 million was included in other assets on the consolidated balance sheets.
As of September 30, 2021, the Company had contract liabilities of $17.9 million, which is included in deferred revenue on the consolidated balance sheet and presented net of contract assets of $8.0 million. As of December 31, 2020, the Company had contract liabilities of $22.3 million, which is included in deferred revenue on the consolidated balance sheet and presented net of contract assets of $11.4 million. Revenue recognized during the three and nine months ended September 30, 2021 that was included in the deferred revenue balance at the beginning of the year was $3.4 million and $19.3 million, respectively.
Costs to Obtain a Contract
The Company had a deferred commissions balance of $23.0 million and $18.9 million as of September 30, 2021 and December 31, 2020, respectively. Short-term and long-term deferred commissions are classified as prepaid expenses and other current assets and other assets on the consolidated balance sheet, respectively.
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

The following table reconciles the weighted average shares outstanding for basic and diluted EPS for the periods indicated (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic
Numerator:
Net income	$11,735	$824	$30,471	$1,166
Undistributed earnings allocated to participating securities	(325)	(24)	(817)	(36)
Net income attributable to common stockholders—basic	$11,410	$800	$29,654	$1,130
Denominator:
Weighted average shares used in computing net income per share attributable to common stockholders—basic	150,873	149,720	150,624	149,474
Net income per share attributable to common stockholders—basic	$0.08	$0.01	$0.20	$0.01
Diluted
Numerator:
Net income attributable to common stockholders—diluted	$11,410	$800	$29,654	$1,130
Denominator:
Number of shares used for basic EPS computation	150,873	149,720	150,624	149,474
Effect of dilutive securities	79	183	104	176
Weighted average shares used in computing net income per share attributable to common stockholders—diluted	150,952	149,903	150,728	149,650
Net income per share attributable to common stockholders—diluted	$0.08	$0.01	$0.20	$0.01
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
Finance lease right-of-use assets of $20.4 million are included in property, equipment, and capitalized software, net on the consolidated balance sheet.

The following table presents components of lease expense for the three and nine months ended September 30, 2021 and September 30, 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Finance lease cost
Amortization of right-of-use assets	$937	$907	$2,811	$2,660
Interest on lease liabilities	202	207	629	588
Operating lease cost	2,173	2,545	6,603	7,808
Variable lease cost	310	415	913	1,192
Sublease income	(130)	(212)	(474)	(556)
Total lease cost	$3,492	$3,862	$10,482	$11,692
Supplemental cash flow information related to leases for the nine months ended September 30, 2021 and September 30, 2020 are as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$5,121	$7,177
Operating cash flows for financing leases	630	587
Financing cash flows for financing leases	3,173	2,372
Right-of-use assets obtained in exchange for lease liabilities(1):
Operating leases	$676	$(1,674)
Finance leases	—	11,694
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
Supplemental balance sheet information related to leases as of September 30, 2021 and December 31, 2020 are as follows:

	September 30, 2021	December 31, 2020
Weighted average remaining lease term:
Operating leases	8 years	4 years
Financing leases	8 years	8 years
Weighted average discount rate:
Operating leases	4.1%	4.1%
Financing leases	3.0%	3.0%
5. DEBT
On April 2, 2018, the Company entered into a credit agreement (the “2018 Credit Agreement”) with a group of lenders and Morgan Stanley Senior Funding, Inc. (“MSSF”), as administrative agent, providing for (i) a term loan B facility with the Company as borrower in a total principal amount of $980.0 million (the “2018 Term Facility”); and (ii) a revolving credit facility with the Company as borrower in a total principal amount of up to $100.0 million (the “2018 Revolving Facility” and, together with the 2018 Term Facility, the “2018 Credit Facilities”). The 2018 Revolving Facility will terminate on April 2, 2023 and the 2018 Term Facility will mature on April 2, 2025. As of September 30, 2021, the Company had $100.0 million available to it consisting of $99.0 million on the 2018 Revolving Facility and a letter of credit of $1.0 million.
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
The following table discloses the outstanding debt at each balance date as follows (in thousands):

	September 30, 2021	December 31, 2020
2018 Term Facility(1)	$883,407	$887,374
Less: current portion	9,800	9,800
Non-current Credit Facilities	$873,607	$877,574
______________________________________
(1)The 2018 Term Facility is presented net of unamortized deferred financing fees and original issue discount (“OID”) of $17.2 million and $20.6 million as of September 30, 2021 and December 31, 2020, respectively.
The Company and its Restricted Subsidiaries (as defined in the 2018 Credit Agreement) are subject to certain affirmative and negative covenants under the 2018 Credit Agreement, and the 2018 Credit Agreement includes certain customary representations and warranties of the Company. As of September 30, 2021, the Company is in compliance with the covenants under the 2018 Credit Agreement.
6. FAIR VALUE MEASUREMENTS
The following table presents the fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$42,100	$—	$—	$42,100
Other current liabilities:
Interest rate swaps	—	(18,765)	—	(18,765)
Contingent consideration	—	—	(14,810)	(14,810)
Other liabilities:
Interest rate swaps	—	(31,354)	—	(31,354)
Contingent consideration	—	—	(1,373)	(1,373)
Total	$42,100	$(50,119)	$(16,183)	$(24,202)
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
The following table presents financial instruments measured at fair value using unobservable inputs (Level 3) (in thousands):

	Fair Value Measurements Using Unobservable Inputs (Level 3)
	September 30, 2021	December 31, 2020
Balance, beginning of period	$(16,183)	$(16,790)
Fair value adjustment (recognized in general and administrative expenses)	—	(2,967)
Accretion expense (recognized in general and administrative expenses)	—	(109)
Settlement of liability	—	3,683
Total	$(16,183)	$(16,183)
2018 Credit Facilities
The Company records debt on the balance sheet at carrying value. The estimated fair value of the Company’s debt is determined based on Level 2 inputs including current market rates for similar types of borrowings. The following table presents the carrying value and fair value of the Company’s debt (including the current portion thereof) as of September 30, 2021 (in thousands):

September 30, 2021
Carrying value	$883,407
Fair value	$882,303
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
The following table presents the location and amount of gains and losses on interest rate swaps included in other comprehensive income (“OCI”) and the statement of operations for the three and nine months ended September 30, 2021 and 2020 (in thousands):

Three Months Ended September 30, 2021	Gain (Loss) recognized in OCI	Statement of Operations Location	(Gain) Loss reclassified from OCI
Interest rate swap contract	$(428)	Interest expense	$4,842
Nine Months Ended September 30, 2021	Gain (Loss) recognized in OCI	Statement of Operations Location	(Gain) Loss reclassified from OCI
Interest rate swap contract	$5,956	Interest expense	$14,291

Three Months Ended September 30, 2020	Gain (Loss) recognized in OCI	Statement of Operations Location	(Gain) Loss reclassified from OCI
Interest rate swap contract	$(88)	Interest expense	$4,700
Nine Months Ended September 30, 2020	Gain (Loss) recognized in OCI	Statement of Operations Location	(Gain) Loss reclassified from OCI
Interest rate swap contract	$(45,997)	Interest expense	$10,867
The net amount of accumulated other comprehensive loss expected to be reclassified to interest expense in the next 12 months is $18.9 million.
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
On September 30, 2021, a purported stockholder of the Company, Robert Clasby, filed a complaint in the United States District Court for the Southern District of New York against the Company and each member of the Company Board, captioned Robert Clasby v. Inovalon Holdings, Inc., et al., Case No. 1:21-cv-08120 (the “Clasby Complaint”). On October 7, 2021, two different purported stockholders of the Company each filed a complaint in the United States District Court for the Southern District of New York against the Company and each member of the Company Board, captioned Herbert Silverberg v. Inovalon Holdings, Inc., et al., Case No. 1:21-cv-08287 (the “Silverberg Complaint”) and Alex Ciccotelli v. Inovalon Holdings, Inc., et al., Case No. 1:21-cv-08288 (the “Ciccotelli Complaint”), respectively. On October 11, 2021, another purported stockholder of the Company filed a complaint in the United States District Court for the Eastern District of New York against the Company and each member of the Company Board, captioned Dee Claybrook v. Inovalon Holdings, Inc., et al., Case No. 1:21-cv-05665 (the “Claybrook Complaint”). The Clasby Complaint, Silverberg Complaint, Ciccotelli Complaint, and Claybrook Complaint collectively constitute the “Federal Court Complaints.” The Federal Court Complaints allege that the Company’s Schedule 14A filed September 17, 2021 (or October 8, 2021 in the case of the Claybrook Complaint) omits material information with respect to the Merger and that, as a result all defendants violated Section 14(a) of the Exchange Act. The Silverberg Complaint, Ciccotelli Complaint, and Claybrook Complaint also allege that all defendants violated Rule 14A-9 promulgated under the Exchange Act. The Clasby Complaint, Ciccotelli Complaint, and Claybrook Complaint additionally allege that each member of the Company Board violated Section 20(a) of the Exchange Act. The Federal Court Complaints seek (i) injunctive relief; (ii) rescissory damages; (iii) plaintiff’s attorneys’ and experts’ fees and costs; and (iv) other such relief that the court deems just and proper. The Ciccotelli Complaint, Clasby Complaint, and Claybrook Complaint additionally seek (i) rescission in the event the Merger Agreement and the transactions contemplated thereby, including the Merger, are consummated and, (ii) in the case of the Ciccotelli Complaint and Clasby Complaint a direction that the Company Board issue a revised Schedule 14A. The Ciccotelli Complaint and Claybrook Complaint additionally seek a declaration that the defendants violated Sections 14(a) and 20(a) of the Exchange Act, as well as Rule 14a-9 promulgated thereunder. Additionally, on October 21, 2021, purported stockholders of the Company, Steamfitters Local 449 Pension Fund and Steamfitters Local 449 Retirement Security Fund filed a complaint in the Court of Chancery of the State of Delaware against the Company, each member of the Company Board, and certain other entities and individuals captioned Steamfitters Local 449 Pension Fund and Steamfitters Local 449 Retirement Security Fund v. Inovalon Holdings, Inc., et al., C.A. No. 2021-0914-CM (the “Steamfitters Complaint”). On October 27, 2021, the Company publicly filed a Schedule 14A providing additional information on the Steamfitters Complaint and attaching as an annex thereto a copy of the Complaint, and on November 5, 2021, the Company publicly filed a Schedule 14A providing additional information on the Federal Court Complaints and the Steamfitters Complaint. The Company refers stockholders to the October 27 and November 5 Schedule 14A submissions for additional information. The Company believes the claims asserted in the Federal Court Complaints and in the Steamfitters Complaint are without merit.
Additional lawsuits may be filed against the Company, the Company Board or the Company’s officers in connection with the Merger, which could prevent or delay completion of the Merger and result in substantial costs to the Company, including any costs associated with indemnification.

8. IMPAIRMENT CHARGE
Impairment of Long-Lived Assets—The Company reviews long-lived assets for events or changes in circumstances that would indicate potential impairment. If the Company determines that the carrying value of an asset may not be recoverable, an impairment charge is recorded. During the third quarter of 2021, the Company concluded it had a triggering event that required an assessment for impairment for certain of its long-lived assets related to the discontinuation of an internally developed software project. As the asset was determined to provide no future benefit, the Company recorded an impairment charge of $3.0 million.
9. MERGER AGREEMENT
On August 19, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ocala Bidco, Inc., a Delaware corporation (“Parent”), and Ocala Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will merge with and into Inovalon (the “Merger”), with Inovalon continuing as the surviving corporation and a wholly owned subsidiary of Parent.
Pursuant to the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”) and as a result of the Merger, each share of common stock of Inovalon issued and outstanding immediately prior to the Effective Time will be cancelled and extinguished and, except with respect to (a) certain shares held by certain stockholders of Inovalon, including shares held by Dr. Dunleavy and certain holders of Inovalon’s Class B common stock who will, pursuant to one or more rollover agreements, exchange such shares for equity interests of Ocala Topco, LP, a Delaware limited partnership, (b) shares held by Parent or Merger Sub (or any of their respective subsidiaries) in the treasury of Inovalon and (c) shares held by a stockholder who properly exercises and perfects appraisal of his, her or its shares under Delaware law, automatically converted into and thereafter represent the right to receive $41.00 in cash without interest.
The proposed transactions constitute a “going-private transaction” under the rules of the SEC. The closing of the transactions contemplated by the Merger Agreement (including the Merger) is expected to occur in the fourth quarter of 2021, subject to the satisfaction or waiver (if such waiver is permissible under the Merger Agreement or under applicable law) of certain conditions set forth in the Merger Agreement.
Additional information about the Merger Agreement and the Merger is set forth in the Company's Definitive Proxy Statement on Schedule 14A filed with the SEC on October 15, 2021, and as supplemented on October 27, 2021 and November 5, 2021.
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
Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Quarterly Report other than statements of historical fact, including but not limited to statements regarding our future results of operations and financial position, our business strategy and plans, market growth, our objectives for future operations, the timing and completion of the proposed Merger, and the effect of the announcement, pendency and completion of the proposed Merger on the value of our common stock are forward-looking statements. The words “believe,” “may,” “see,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
Factors that may cause actual results to differ from expected results include, among others:

•our ability to complete the proposed Merger on the terms and timeline anticipated, or at all, and the effect of the announcement, pendency and completion of the Merger on our ability to maintain relationships with clients and other third parties, on management’s attention to ongoing business concerns, and other risks and uncertainties related to the proposed Merger that may affect future results;
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
•the effect of current or future litigation, including stockholder litigation related to the proposed Merger;
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

Overview
We are a leading provider of cloud-based platforms empowering data-driven healthcare. Through the Inovalon ONE® Platform, Inovalon brings to the marketplace a national-scale capability to interconnect with the healthcare ecosystem, aggregate and analyze data in real-time, and empower the application of resulting insights to drive meaningful impact at the point of care. Leveraging its Platform, unparalleled proprietary datasets, and industry-leading subject matter expertise, Inovalon enables better care, efficiency, and financial performance across the healthcare ecosystem. From health plans and provider organizations, to pharmaceutical, medical device, and diagnostics companies, Inovalon’s unique achievement of value is delivered through the effective progression of “Turning Data into Insight, and Insight into Action®.” Supporting thousands of clients, including all 25 of the top 25 U.S. health plans, all 25 of the top 25 global pharma companies, 24 of the top 25 U.S. healthcare provider systems, and many of the leading pharmacy organizations, device manufacturers, and other healthcare industry constituents, Inovalon’s technology platforms and analytics are informed by data pertaining to more than one million physicians, 591,000 clinical facilities, 342 million Americans, and 64 billion medical events.
We generate the substantial majority of our revenue through the sale or subscription licensing of our platform solutions, as well as revenue from related arrangements for advisory, implementation, and support services.
Merger Agreement
On August 19, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ocala Bidco, Inc., a Delaware corporation (“Parent”), and Ocala Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will merge with and into Inovalon (the “Merger”), with Inovalon continuing as the surviving corporation and a wholly owned subsidiary of Parent.
Pursuant to the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”) and as a result of the Merger, each share of common stock of Inovalon issued and outstanding immediately prior to the Effective Time will be cancelled and extinguished and, except with respect to (a) certain shares held by certain stockholders of Inovalon, including shares held by Dr. Dunleavy and certain holders of Inovalon’s Class B common stock who will, pursuant to one or more rollover agreements, exchange such shares for equity interests of Ocala Topco, LP, a Delaware limited partnership, (b) shares held by Parent or Merger Sub (or any of their respective subsidiaries) in the treasury of Inovalon and (c) shares held by a stockholder who properly exercises and perfects appraisal of his, her or its shares under Delaware law, automatically converted into and thereafter represent the right to receive $41.00 in cash without interest.
The proposed transactions constitute a “going-private transaction” under the rules of the SEC. The closing of the transactions contemplated by the Merger Agreement (including the Merger) is expected to occur in the fourth quarter of 2021, subject to the satisfaction or waiver (if such waiver is permissible under the Merger Agreement or under applicable law) of certain conditions set forth in the Merger Agreement.
Additional information about the Merger Agreement and the Merger is set forth in the Company's Definitive Proxy Statement on Schedule 14A filed with the SEC on October 15, 2021, and as supplemented on October 27, 2021 and November 5, 2021.
COVID-19
The outbreak of the novel coronavirus disease (“COVID-19”) was labeled a global pandemic by the World Health Organization in March 2020 and has led to material and adverse impacts on the U.S. and global economies and created widespread uncertainty. In response to the COVID-19 pandemic, during 2020, we implemented our “Pandemic Plan,” which included transitioning our workforce to a remote working model and performing drills to ensure the preparedness of our workforce and we launched data-driven and analytically informed telehealth capabilities within a number of our platform offerings. During 2020, certain services and legacy offerings experienced a degree of softness resulting from the COVID-19 pandemic, which were temporary and a significant portion of this softness represented demand delays (not demand loss). During 2021, we have continued to experience some impact from the COVID-19 pandemic in line with our expectations. Although we have experienced some recovery in our services offerings following the COVID-19 pandemic impact period, we can provide no assurance as to the timing of the peak of the pandemic and the ultimate impact of the pandemic on the U.S. and global economy and on our business. In addition, the COVID-19 pandemic has had and is likely to continue to have adverse effects on our clients, suppliers and third-party business partners. As of the date of this Quarterly Report, we have not experienced significant disruption in our operations as a result of the COVID-19 pandemic, and we are conducting business with modifications to employee travel and employee work locations, among other modifications.

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

	September 30,
	2021	2020
	(in thousands)
MORE[2] Registry® dataset metrics(1)
Unique patient count(2)	342,679	324,406
Medical event count(3)	64,932,598	58,273,049
Trailing twelve-month Patient Analytics Months (PAM)(1)(4)	75,053,635	71,962,615
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Investment in Innovation:
Research and development(1)	$9,569	$7,941	$27,437	$23,880
Capitalized software development(2)	15,237	12,733	47,521	34,235
Research and development infrastructure investments(3)	—	—	245	—
Total investment in innovation	$24,806	$20,674	$75,203	$58,115
As a percentage of revenue
Research and development(1)	5%	5%	5%	5%
Capitalized software development(2)	8%	8%	8%	7%
Research and development infrastructure investments(3)	—%	—%	—%	—%
Total investment in innovation	13%	13%	13%	12%
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
During 2020, certain services and legacy offerings experienced a degree of softness resulting from the COVID-19 pandemic, which were temporary and a significant portion of this softness represented demand delays (not demand loss). During 2021, we have continued to experience some impact from the COVID-19 pandemic in line with our expectations. Although we have experienced some recovery in our services offerings following the COVID-19 pandemic impact period, we can provide no assurance as to the timing of the peak of the pandemic and the ultimate impact of the pandemic on the U.S. and global economy and on our business.
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

RESULTS OF OPERATIONS
The following table sets forth our consolidated statement of operations data for each of the periods presented (in thousands, except percentages):

	Three Months Ended September 30,		Change from 2020 to 2021		Nine Months Ended September 30,		Change from 2020 to 2021
	2021	2020	$	%	2021	2020	$	%
Revenue	$192,230	$161,377	$30,853	19%	$559,845	$477,779	$82,066	17%
Expenses:
Cost of revenue(1)	54,951	39,561	15,390	39%	151,013	117,365	33,648	29%
Sales and marketing(1)	21,098	14,898	6,200	42%	62,306	45,130	17,176	38%
Research and development(1)	9,569	7,941	1,628	21%	27,437	23,880	3,557	15%
General and administrative(1)	55,389	54,865	524	1%	161,957	163,977	(2,020)	(1)%
Depreciation and amortization	29,647	28,183	1,464	5%	87,988	86,749	1,239	1%
Impairment charge	2,954	—	2,954	*%	2,954	—	2,954	*%
Total operating expenses	173,608	145,448	28,160	19%	493,655	437,101	56,554	13%
Income from operations	18,622	15,929	2,693	17%	66,190	40,678	25,512	63%
Other income and (expenses):
Interest income	69	50	19	38%	166	436	(270)	(62)%
Interest expense	(12,999)	(13,648)	649	(5)%	(38,991)	(42,468)	3,477	(8)%
Other expense, net	(728)	(332)	(396)	119%	(768)	(502)	(266)	53%
Income (Loss) before taxes	4,964	1,999	2,965	(148)%	26,597	(1,856)	28,453	1,533%
(Benefit from) Provision for income taxes	(6,771)	1,175	*	*%	(3,874)	(3,022)	(852)	28%
Net income	$11,735	$824	$10,911	*%	$30,471	$1,166	$29,305	*%
________________________________________________

(1)	Includes stock-based compensation expense as follows:
	Cost of revenue	$327	$156	$171	110%	$812	$474	$338	71%
	Sales and marketing	1,259	717	542	76%	3,333	2,089	1,244	60%
	Research and development	427	287	140	49%	1,110	1,009	101	10%
	General and administrative	6,403	6,853	(450)	(7)%	17,106	19,562	(2,456)	(13)%
	Total stock-based compensation expense	$8,416	$8,013	$403	5%	$22,361	$23,134	$(773)	(3)%
* Asterisk denotes not meaningful.

The following table sets forth our consolidated statement of operations data for each of the periods presented as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	100%	100%	100%	100%
Expenses:
Cost of revenue	29%	25%	27%	25%
Sales and marketing	11%	9%	11%	9%
Research and development	5%	5%	5%	5%
General and administrative	29%	34%	29%	34%
Depreciation and amortization	15%	17%	16%	18%
Impairment charge	2%	—%	1%	—%
Total operating expenses	91%	90%	89%	91%
Income from operations	9%	10%	11%	9%
Other income and (expenses):
Interest income	*%	*%	*%	*%
Interest expense	(7)%	(9)%	(7)%	(9)%
Other expense, net	*%	*%	*%	*%
Income (Loss) before taxes	3%	1%	5%	—%
(Benefit from) Provision for income taxes	(4)%	*%	(1)%	(1)%
Net income	7%	1%	6%	*%
* Asterisk denotes not meaningful.
Comparison of the Three and Nine Months Ended September 30, 2021 and 2020
Revenue
Revenue for the three months ended September 30, 2021 was $192.2 million, an increase of $30.9 million, or 19%, compared with revenue of $161.4 million for the three months ended September 30, 2020. This increase was primarily attributable to an increase of $31.4 million, or 22%, in subscription-based platform revenue resulting from continued adoption of subscription-based platform offerings, and an increase of $0.6 million, or 4%, in services revenue, which was partially offset by a decrease of $1.1 million, or 33%, in legacy revenue.
Revenue for the nine months ended September 30, 2021 was $559.8 million, an increase of $82.1 million, or 17%, compared with revenue of $477.8 million for the nine months ended September 30, 2020. This increase was primarily attributable to an increase of $79.0 million, or 19%, in subscription-based platform revenue resulting from continued adoption of subscription-based platform offerings, and an increase of $5.9 million, or 13%, in services revenue, which was partially offset by a decrease of $2.8 million, or 23%, in legacy revenue.
Cost of Revenue
During the three months ended September 30, 2021, cost of revenue increased by $15.4 million, or 39%, compared with the three months ended September 30, 2020. The increase in cost of revenue was primarily attributable to an increase in employee-related and contract labor expense of $9.0 million and an increase in professional third-party costs of $5.8 million. Cost of revenue as a percentage of revenue was 29% and 25% for the three months ended September 30, 2021 and 2020, respectively.
During the nine months ended September 30, 2021, cost of revenue increased by $33.6 million, or 29%, compared with the nine months ended September 30, 2020. The increase in cost of revenue was primarily attributable to an increase in employee-related and contract labor expense of $20.5 million and an increase in professional third-party costs of $12.2 million. Cost of revenue as a percentage of revenue was 27% and 25% for the nine months ended September 30, 2021 and 2020, respectively.
Sales and Marketing
During the three months ended September 30, 2021, sales and marketing expense increased by $6.2 million, or 42%, compared with the three months ended September 30, 2020. The increase was primarily attributable to an increase in employee-related expense of $3.3 million, an increase in professional third-party costs of $1.5 million, and an increase in stock-based compensation of $0.5 million. Sales and marketing expense as a percentage of revenue was 11% and 9% for the three months ended September 30, 2021 and 2020, respectively.
During the nine months ended September 30, 2021, sales and marketing expense increased by $17.2 million, or 38%, compared with the nine months ended September 30, 2020. The increase was primarily attributable to an increase in employee-related expense of $11.7 million, an increase in professional third-party costs of $3.9 million, and an increase in stock-based compensation of $1.2 million. Sales and marketing expense as a percentage of revenue was 11% and 9% for the nine months ended September 30, 2021 and 2020, respectively.
Research and Development
During the three months ended September 30, 2021, research and development expense increased by $1.6 million, or 21%, compared with the three months ended September 30, 2020. The increase was primarily attributable to an increase in professional third-party costs of $0.9 million and an increase in employee-related expense of $0.5 million.
During the nine months ended September 30, 2021, research and development expense increased by $3.6 million, or 15%, compared with the nine months ended September 30, 2020. The increase was primarily attributable to an increase in professional third-party costs of $2.7 million and an increase in employee-related expense of $0.9 million.
General and Administrative
During the three months ended September 30, 2021, general and administrative expenses increased by $0.5 million, or 1%, compared with the three months ended September 30, 2020. The increase was primarily attributable to an increase in transaction costs related to the proposed Merger of $3.5 million, which was partially offset by an adjustment in the prior year to increase the fair value of contingent consideration that was not present in the current year resulting in a reduction of expense of $3.3 million. General and administrative expense as a percentage of revenue was 29% and 34% for the three months ended September 30, 2021 and 2020, respectively.
During the nine months ended September 30, 2021, general and administrative expenses decreased by $2.0 million, or 1%, compared with the nine months ended September 30, 2020. The decrease was primarily attributable to an adjustment in the prior year to increase the fair value of contingent consideration that was not present in the current year resulting in a reduction of expense of $3.3 million and a decrease in stock-based compensation of $2.5 million, which was partially offset by an increase in transaction costs related to the proposed Merger of $3.5 million. General and administrative expense as a percentage of revenue was 29% and 34% for the nine months ended September 30, 2021 and 2020, respectively.
Impairment Charge
During the three and nine months ended September 30, 2021, we recorded an impairment charge of $3.0 million for certain of our long-lived assets related to internally developed software.
Interest Expense
During the three months ended September 30, 2021, interest expense decreased by $0.6 million, compared with the three months ended September 30, 2020. During the nine months ended September 30, 2021, interest expense decreased by $3.5 million, compared with the nine months ended September 30, 2020. The decrease in interest expense was primarily attributable to a decrease to the applicable interest rate margin by 25 basis points to 2.75% upon meeting a certain leverage ratio target as defined in our 2018 Credit Agreement (as defined below, under the heading Liquidity and Capital Resources—Debt) and a decrease in principal debt balance resulting in lower interest.
(Benefit from) Provision for Income Taxes
During the three months ended September 30, 2021, the benefit from income taxes was $6.8 million compared to the provision for income taxes of $1.2 million for the three months ended September 30, 2020. During the nine months ended September 30, 2021, the benefit from income taxes was $3.9 million compared to $3.0 million for the nine months ended September 30, 2020. Our effective tax rate for the nine months ended September 30, 2021 was approximately (14.6)%, compared with approximately 162.8% for the nine months ended September 30, 2020. The change in our effective tax rate is primarily due to the change in income before taxes compared to the prior year, the impact of excess tax benefits associated with stock-based compensation, transaction costs related to the proposed Merger, and several provisions of the Coronavirus Aid, Relief and Economic Security Act, which was signed into law on March 27, 2020, and favorably impacted our effective tax rate in the first half of 2020.

Liquidity and Capital Resources
Sources of Liquidity
Our principal sources of liquidity have been cash generated by operating activities and proceeds from our 2018 Credit Facilities. Our cash generated from such means has been sufficient to fund our growth, including our capital expenditures. As of September 30, 2021, our cash and cash equivalents totaled $108.9 million, compared with $123.9 million of cash and cash equivalents as of December 31, 2020. We believe our current cash, cash equivalents, and expected cash generated by operating activities are sufficient to fund our operations, finance our strategic initiatives, and fund our investment in innovation and new service offerings, for the foreseeable future. There can be no assurance that we will continue to generate cash flows at or above current levels.
Debt
On April 2, 2018, we entered into a credit agreement (the “2018 Credit Agreement”) with a group of lenders and Morgan Stanley Senior Funding, Inc., as administrative agent, providing for (i) a term loan B facility with the Company as borrower in a total principal amount of $980.0 million (the “2018 Term Facility”); and (ii) a revolving credit facility with the Company as borrower in a total principal amount of up to $100.0 million (the “2018 Revolving Facility” and, together with the 2018 Term Facility, the “2018 Credit Facilities”). As of September 30, 2021, we had $100.0 million available to us consisting of $99.0 million under the 2018 Revolving Facility and a letter of credit of $1.0 million.
As of September 30, 2021, we had outstanding indebtedness under the 2018 Term Facility and finance lease liabilities of $883.4 million and $26.5 million, respectively. As of December 31, 2020, we had outstanding indebtedness under the 2018 Term Facility and finance lease liabilities of $887.4 million and $29.7 million, respectively. The 2018 Term Facility has a seven-year term and is an amortizing facility with quarterly principal payments and monthly interest payments. Scheduled principal payments totaling $7.4 million and scheduled interest payments totaling $34.4 million were paid during the nine months ended September 30, 2021. As of September 30, 2021, we were in compliance with the covenants under the 2018 Credit Agreement.
See “Note 5—Debt” in the Notes to our unaudited consolidated financial statements included under Part I, Item 1 within this Quarterly Report on Form 10-Q for additional information.
Cash Flows
Operating Cash Flow Activities
Cash provided by operating activities consisted of net income adjusted for certain non-cash items, including depreciation and amortization, stock-based compensation, and deferred income taxes, as well as the effect of changes in working capital and other activities. Cash provided by operating activities during the nine months ended September 30, 2021 was $79.7 million, representing a decrease of $29.4 million compared with the nine months ended September 30, 2020. The decrease in cash provided by operating activities was driven by an increase in cash paid for income taxes and changes in working capital and non-cash expenses, which was partially offset by an increase in operating income.
Investing Cash Flow Activities
We make investments in innovation, including research and development expense, capital software development costs, and research and development infrastructure investments, on a recurring basis.
Cash used in investing activities during the nine months ended September 30, 2021 was $76.4 million compared with $62.3 million during the nine months ended September 30, 2020. The change in cash used in investing activities was primarily driven by an increase in capitalized software of $16.8 million, including investments related to our cloud-based platform offerings, and an increase in purchases of intangible assets of $1.5 million, which was partially offset by a decrease in purchases of property and equipment of $4.3 million.
Financing Cash Flow Activities
Cash used in financing activities during the nine months ended September 30, 2021 was $18.3 million, compared with cash used in financing activities of $19.8 million during the nine months ended September 30, 2020. The change in cash used in financing activities was driven by a decrease related to the payment of acquisition-related contingent consideration of $2.2 million, debt issuance costs of $1.0 million paid in the prior year, and an increase in proceeds from the exercise of stock options of $0.9 million, which was partially offset by increased payments of $1.8 million related to the issuance of equity awards and increased payments of finance lease liabilities of $0.8 million.

Contractual Obligations
During the nine months ended September 30, 2021, there have been no material changes, outside of the ordinary course of business, in our contractual obligations previously disclosed under the caption “Contractual Obligations” in our 2020 Form 10-K.
Off-Balance Sheet Arrangements
As of September 30, 2021, we did not have any off-balance sheet arrangements.
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
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that, as of September 30, 2021, our disclosure controls and procedures were designed at a reasonable assurance level to ensure that material information relating to Inovalon Holdings, Inc., including its consolidated subsidiaries, is made known to our CEO and CFO by others within those entities, particularly during the period in which this report was being prepared and that our disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. In response to the COVID-19 pandemic, management has promoted social distancing and implemented work-from-home policies while maintaining historical internal control policies and procedures. These changes have not materially affected the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings
See “Note 7—Commitments and Contingencies” in the Notes to our unaudited consolidated financial statements included under Part I, Item 1 within this Quarterly Report on Form 10-Q.
Item 1A.    Risk Factors
For a discussion of potential risks and uncertainties related to our Company see the information in Part I, Item 1A (“Risk Factors”) of our 2020 Form 10-K. There have been no material changes to the risk factors previously disclosed in our 2020 Form 10-K other than the following:
Risks Related to the Merger
The consummation of the Merger is subject to a number of conditions, many of which are largely outside of the parties’ control, and, if these conditions are not satisfied or waived on a timely basis, the Merger Agreement may be terminated and the Merger may not be completed.
The Merger is subject to certain customary closing conditions, including: (i) requisite approval of the holders of Inovalon common stock; (ii) the receipt of specified regulatory approvals, or expiration or termination of the applicable waiting period, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and pursuant to the Committee of Foreign Investment in the United States; (iii) the absence of any order, litigation, injunction or similar proceeding that remains in effect or any action restraining, enjoining or otherwise prohibiting or making illegal the consummation of the Merger and the absence of any law that prohibits or otherwise makes illegal the consummation of the Merger; (iv) the accuracy of each party’s representations and warranties in the Merger Agreement (subject to materiality qualifiers); (v) the performance in all material respects by each party of all obligations required to be performed by it under the Merger Agreement; (vi) the absence of a Company Material Adverse Effect (as defined in the Merger Agreement); and (vii) the delivery of an officers’ certificate by each party with respect to representation and warranties and performance of obligations under the Merger Agreement. The failure to satisfy all of the required conditions could delay the completion of the Merger by a significant period of time or prevent it from occurring. Any delay in completing the Merger could cause the parties to not realize some or all of the benefits that are expected to be achieved if the Merger is successfully completed within the expected timeframe. There can be no assurance that the conditions to closing of the Merger will be satisfied or waived or that the Merger will be completed within the expected timeframe or at all.
Failure to complete the Merger could adversely affect the stock price and future business and financial results of Inovalon.
There can be no assurance that the conditions to the closing of the Merger will be satisfied or waived or that the Merger will be completed. If the Merger is not completed within the expected timeframe or at all, the ongoing business of Inovalon could be adversely affected and Inovalon will be subject to a variety of risks and possible consequences associated with the failure to complete the Merger, including the following:
•upon termination of the Merger Agreement under specified circumstances, Inovalon is required to pay Parent a termination fee of $176,385,000;
•Inovalon will incur certain transaction costs, including legal, accounting, financial advisor, filing, printing and mailing fees, regardless of whether the Merger closes;
•under the Merger Agreement, Inovalon is subject to certain restrictions on the conduct of its business prior to the closing of the Merger, which may adversely affect its ability to execute certain of its business strategies;
•Inovalon may lose key employees during the period in which Inovalon and Parent are pursuing the Merger, which may adversely affect Inovalon in the future if it is not able to hire and retain qualified personnel to replace departing employees; and
•the proposed Merger, whether or not it closes, will divert the attention of certain management and other key employees of Inovalon from ongoing business activities, including the pursuit of other opportunities that could be beneficial to Inovalon as an independent company.
If the Merger is not completed, these risks could materially affect the business and financial results of Inovalon and its stock price, including to the extent that the current market price of Inovalon common stock is positively affected by a market assumption that the Merger will be completed.
While the Merger is pending, Inovalon will be subject to business uncertainties and certain contractual restrictions that could adversely affect the business and operations of Inovalon.
In connection with the pending Merger, some clients, vendors or other third parties of Inovalon may react unfavorably, including by delaying or deferring decisions concerning their business relationships or transactions with Inovalon, which could adversely affect the revenues, earnings, funds from operations, cash flows and expenses of Inovalon, regardless of whether the Merger is completed. In addition, due to certain restrictions in the Merger Agreement on the conduct of business prior to completing the Merger, Inovalon may be unable (without the other party’s prior written consent), during the pendency of the Merger, to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions, even if such actions would prove beneficial and may cause Inovalon to forego certain opportunities it might otherwise pursue. In addition, the pendency of the Merger may make it more difficult for Inovalon to effectively retain and incentivize key personnel and may cause distractions from Inovalon's strategy and day-to-day operations for its current employees and management.
Inovalon will incur substantial transaction fees and Merger-related costs in connection with the Merger that could adversely affect the business and operations of Inovalon if the Merger is not completed.
Inovalon expects to incur non-recurring transaction fees, which include legal and advisory fees and substantial Merger-related costs associated with completing the Merger, and which could adversely affect the business operations of Inovalon if the Merger is not completed.
The termination fee and restrictions on solicitation contained in the Merger Agreement may discourage other companies from trying to acquire Inovalon.
The Merger Agreement prohibits Inovalon’s solicitation of proposals relating to alternative transactions to the Merger and restricts Inovalon’s ability to participate in any discussions or negotiations with, or furnish nonpublic information to, any third party with respect to any such transaction, subject to certain limited exceptions. The Merger Agreement also contains certain termination rights, including, but not limited to, the right of (i) Inovalon to terminate the Merger Agreement to accept a Superior Proposal (as defined in the Merger Agreement) or (ii) Parent to terminate the Merger Agreement upon an Adverse Recommendation Change (as defined in the Merger Agreement), in each case, subject to and in accordance with the terms and conditions of the Merger Agreement, and provides that, upon termination of the Merger Agreement by Inovalon or Parent as set forth above, Inovalon will be required to pay Parent (or one or more of its designees) a termination fee of $176,385,000 in cash. Upon termination of the Merger Agreement by Inovalon or Parent under specified conditions, Parent will be required to pay Inovalon a termination fee of $368,805,000 in cash. The termination fees and restrictions could discourage other companies from trying to acquire Inovalon even though those other companies might be willing to offer greater value to Inovalon stockholders than Parent has offered in the Merger.
Litigations on Inovalon, Parent, or the members of their respective boards, could prevent or delay the completion of the Merger or result in the payment of damages following completion of the Merger.
It is a condition to the Merger that no injunction or other order preventing the consummation of the Merger shall have been issued by any court of competent jurisdiction or other governmental authority of competent jurisdiction and remain in effect. As of the date of this Quarterly Report on Form 10-Q, five lawsuits have been filed by purported Inovalon stockholders challenging the Merger or the other transactions contemplated by the Merger Agreement, which have named Inovalon and/or members of the Inovalon board as defendants. It is possible that additional lawsuits may be filed by Parent stockholders or Inovalon stockholders challenging the Merger. The outcome of such lawsuits cannot be assured, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims. If plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the Merger on the agreed-upon terms, such an injunction may delay the consummation of the Merger in the expected timeframe, or may prevent the Merger from being consummated at all. Whether or not any plaintiff’s claim is successful, this type of litigation can result in significant costs and divert management’s attention and resources from the closing of the Merger and ongoing business activities, which could adversely affect the operation of Inovalon’s businesses.
Uncertainty about the Merger may adversely affect the relationships between Inovalon and its clients, vendors and employees, whether or not the Merger is completed.
In response to the announcement of the Merger, existing or prospective clients, vendors and other third party relationships of Inovalon may delay, defer or cease providing goods or services, delay or defer other decisions concerning Inovalon, refuse to extend credit to Inovalon, or otherwise seek to change the terms on which they do business with Inovalon. Any such delays or changes to terms could materially harm the business of Inovalon or, if the Merger is completed, the combined company.
In addition, as a result of the Merger, current and prospective employees could experience uncertainty about their future with Inovalon or the combined company. These uncertainties may impair the ability of Inovalon to retain, recruit or motivate key management, technical and other personnel.
If the Merger is not consummated by January 16, 2022, either Inovalon or Parent may terminate the Merger Agreement.
Either Inovalon or Parent may terminate the Merger Agreement if the Merger has not been consummated by January 16, 2022. However, this termination right will not be available to a party if that party failed to fulfill its obligations under the

Merger Agreement and that failure was the principal cause of, or directly resulted in, the failure to consummate the Merger on time. In the event the Merger Agreement is terminated by either party due to the failure of the Merger to close by January 16, 2022, Inovalon will have incurred significant costs and will have diverted significant management focus and resources from other strategic opportunities and ongoing business activities without realizing the anticipated benefits of the Merger.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Use of Proceeds from Registered Securities
None.
Purchases of Equity Securities by the Issuer or Affiliated Purchasers
The following table presents a summary of share repurchases made by the Company during the quarter ended September 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or approximate dollar value) that May Yet be Purchased under the Plans or Programs
July 1 – July 31	—	$—	—	$—
August 1 – August 31	—	—	—	—
September 1 – September 30(1)	26,208	40.52	26,208	—
Total	26,208	$40.52	26,208	$—
_______________________________________
(1)On September 2, 2021, we directed the administrator of the Company's Employee Stock Purchase Plan (“ESPP”) to purchase 26,208 shares of Class A common stock in the open market for a total of approximately $1.1 million, for issuance to the ESPP participants at a discounted price of $34.72 per share. The Company may, in its discretion, based on market conditions, relative transaction costs and the Company's need for additional capital, continue to instruct the plan administrator to make semi-annual open market purchases of Class A common stock for ESPP participants to coincide with the ESPP's designated semi-annual purchase dates.
Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits
EXHIBIT INDEX

Exhibit Number		Description of Document
2.1
Agreement and Plan of Merger, dated August 19, 2021, by and among Inovalon Holdings, Inc., Ocala Bidco, Inc. and Ocala Merger Sub, Inc. (Incorporated by reference from Exhibit 2.1 to the current report on Form 8-K filed August 19, 2021).

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

Date: November 9, 2021	INOVALON HOLDINGS, INC.
	By:	/s/ KEITH R. DUNLEAVY, M.D.
Keith R. Dunleavy, M.D. Chief Executive Officer & Chairman (Principal Executive Officer)

	By:	/s/ JONATHAN R. BOLDT
Jonathan R. Boldt Chief Financial Officer (Principal Financial Officer)